Form 10QSB
period 2004-11-30
SUPER DEAL.COM, INC.
filed 2005-07-11
CIK 1321507

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                           File Number 000-51419

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

As of November 30, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

On March 3, 2005 A Super Deal.com, Inc. received CUSIP NUMBER: 00210R 10 6 (attached as Exhibit 99.2)

On March 23, 2005 A Super Deal.com, Inc. received CIK Number: 0001321507 (attached as Exhibit 99.4)











A SUPER DEAL.COM, INC.            Form 10-QSB          November 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           November 30, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Statements of Operations
           Six Months Ended November 30, 2004 and For the Period From
           March 1, 2004, To November 30, 2003. .  . . . . .  . . . . .  5

          Statements of Operations
           Three Months Ended November 30, 2004 and For the Period From
           March 1, 2004, To November 30, 2003. . . . . . . . . . . . .  6

          Statement of Changes in Shareholders' Equity
           From March 1, 2004 Through November 30, 2004  . . . . . . . . 7

          Statements of Cash Flows
           Six Months Ended November 30, 2004 and For the Period From
           March 1, 2004, To November 30, 2003.. . . . . . . . . . .  .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 22

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 30


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 31

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 31

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 40


                                     2
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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
A Super Deal.com, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of A Super Deal.com, Inc. as of
November 30, 2004 and May 31, 2004, and the related statements of operations, for the three-month periods and the six-month periods ended November 30, 2004 and for the period from March 1, 2004, to May 31, 2003, the statement of changes in stockholders' equity from March 1, 2004 through November 30, 2004, and the statements of cash flows for the six-month periods ended November 30, 2004 and for the period from March 1, 2004 to November 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of A Super Deal.com, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
May 13, 2005

A SUPER DEAL.COM, INC.
BALANCE SHEET
(UNAUDITED)
                                            NOVEMBER 30, 2004    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $       3,994   $          -
         Inventory                                     32,000         32,000
         Prepaid Expense                                    -              -
         Loan Receivable Related Parties                 5000              -

                                                  ------------   ------------
             Total Current Assets                      40,994         32,000
                                                  ------------   ------------
    Other Assets
         Intangible Assets, Net                            59             66
                                                  ------------   ------------
             Total Other Assets                            59             66
                                                  ------------   ------------
TOTAL ASSETS                                    $      41,053   $     32,066
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          -
            Notes Payable                                  70             70
            Shareholder Loans                          10,000              -
                                                  ------------   ------------
         Total Current Liabilities                     10,072             70
                                                  ------------   ------------
     Total Liabilities                                 10,072             70
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996          4,996
         Paid-in-Capital                               27,004         27,004
         Accumulated deficit                           (1,019)            (4)
                                                  ------------   ------------
  Total Stockholders' Equity                           30,981         31,996
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $     41,053   $     32,066
                                                  ============   ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A SUPER DEAL.COM, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004, TO NOVEMBER 30, 2003
(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30,
2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                 1,008                -
            Sales and Marketing                            -                -
            Amortization                                   7                -
                                                 ------------     ------------
          Total Operating Expenses                     1,015                -

                                                 ------------     ------------
          Loss from Operations                        (1,015)               -
                                                 ------------     ------------
   Net Loss                                      $    (1,015)     $         0
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.05)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============














See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A SUPER DEAL.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004, TO NOVEMBER 30, 2003

(UNAUDITED)


                                           NOVEMBER 30, 2004   NOVEMBER 30,
2003

     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -
    Operating Expenses
            General and Administrative                 1,006                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                     1,010                -

                                                 ------------     ------------
          Loss from Operations                        (1,010)               -
                                                 ------------     ------------
   Net Loss                                      $    (1,010)     $         0
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============














See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A SUPER DEAL.COM, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MARCH 1, 2004 THROUGH NOVEMBER 30, 2004
(UNAUDITED)

                     Number   At Par    Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                  0         0         0         0           0
  March 1, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100      4,996    27,004        0      32,000


Net Loss                 -        -         -         (4)         (4)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100      4,996    27,004       (4)     31,996

Cancellation of
 Common Stock
 by eCom eCom          (100)        0         0        0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders    49,955,112         0         0        0           0

Net Loss                  -         -             (1,015)     (1,015)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2004    49,955,112    $4,996   $ 27,004 $(1,019)  $  30,981

                =========== ======== ========= ========== ===========















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A SUPER DEAL.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004 TO NOVEMBER 30, 2003
(UNAUDITED)


                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers             $           -       $            -
    Cash paid to suppliers of goods
        and services                                (1,006)                   -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
    Interest Received                                    0                    -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                       (1,116)                   -
                                            _______________    ________________
Cash Flows From Investing Activities
    Acquisition of Intangible Assets                     -                   -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                   -
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders             10,000                    -
    Proceeds of Loans to Related Company            (5,000)                  -
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                        5,000                    -
                                            _______________    ________________
Net Increase / (Decrease) in Cash                    3,994                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and
  March 1, 2004                                          -                    -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Nov 30, 2004 and 2003         $      3,994       $            -
                                            ===============    ================







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A SUPER DEAL.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004 TO NOVEMBER 30, 2003
(UNAUDITED)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                           _________________   ________________

    Net Income (Loss)                        $      (1,015)     $            -
    Add items not requiring outlay of cash:
      Depreciation and amortization                      7                   -
    Cash was increased by:
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (1,016)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

The Company acquired approximately $32,000 in tangible assets in distributed assets from eCom eCom as part of the spin-off from its Parent Company.




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

A Super Deal.com, Inc. (the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.'The Company's main office is located at 100 Village Square Crossing, Suite 202,Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.,("American Capital")

The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004, and the shares of MyZipSoft were distributed to its shareholders on June 2, 2005.

On March 2, 2004, the Board of Directors of eCom approved the spinoff of A Super Deal.com, Inc. and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.


On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A copy of this press release appended hereto as Exhibit No. 1. Paragraph two (2) of this release stated the following:

                                     10
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening
                                     11
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

                                     12

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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

                                    13

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.


                                     14

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5


In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of the spin-off companies. Each company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates due to the shareholders of the above referenced companies were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 thru August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.




                                     15
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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


                                    16
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.
--  end of June 2, 2005 8-K -

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


                                    17
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C - INVENTORY

Inventories are valued at the lower of cost (first-in, first-out) or market

NOTE D - LOANS RECEIVABLE RELATED PARTIES

Receivable Note is a non-interest bearing, non-collateralized note from a related party and is due on demand.

NOTE E - PROPERTY AND EQUIPMENT
None

NOTE F - PREPAID EXPENSES
None
                                    18
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending November 30, 2004 and May 31, 2004 is $11 and $4 respectively. Amortization expense for the periods ending November 30, 2004 and November 30, 2003 is $7 and $0 respectively.

NOTE H - OTHER ASSETS

None

NOTE I -STOCKHOLDERS LOANS & NOTES PAYABLE

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2004 totals approximately $19. These carryforwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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



                                    19
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the six months ended November 30, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    February 29, 2004
                                                    --------------
         Loss carry forward for tax purposes        $          19
                                                    ==============
         Deferred tax asset (34%)                               6
         Valuation allowance                                   (6)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2004 was approximately
$19. These carryforwards, which will be available to offset future taxable income, will expire through the year 2024.

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

American Capital is owed $10,000 for funds advanced to the Company for its operations.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and

                                    20
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to their
                                    21
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten(10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of A Super Deal.com, Inc. and the remaining seven(7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spinoff plan, pursuant to SEC Staff Legal Bulletin No.4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.
The individual companies are listed below:

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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.



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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

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

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without process of restoring shareholder value is well underway, Mr. Richmond plans to compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5


                                    26

A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of the spin-off companies. Each company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates due to the shareholders of the above referenced companies were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 thru August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

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

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number
0001000459-
05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

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

---  end of May 31, 2005 8-K -
On June 2, 2005, eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

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

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft, Company               CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5
                                    28
A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. The Company's directors and officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. The
                                    29
A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Company has not obtained key man life insurance on its officers and directors. Notwithstanding the limited time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the
                                    30
A SUPER DEAL.COM, INC.
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS

The Spin-Off.
The Company was one of ten (10) wholly owned subsidiaries of eCom, with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all ten (10) of its business units collectively. Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off its subsidiaries into independent companies in the belief that independent companies, each with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners which sought involvement with only one of eCom's subsidiaries, rather than involvement with the multi-faceted eCom.
                                    31
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten(10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of A Super Deal.com, Inc. and the remaining seven
(7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spinoff plan, pursuant to SEC Staff Legal Bulletin No.4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.
The individual companies are listed below:





                                     32

A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

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

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-
                                    33
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

K's disclosing valid information concerning the status of eCom, including its de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

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

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.
                                    34
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.
                                    35
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)
On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of the spin-off companies. Each company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates due to the shareholders of the above referenced companies were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 thru August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.
                                    36

A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)
Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

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

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.
---  end of May 31, 2005 8-K -

                                    37
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005 (incorporated by reference to the Company's Form 10SB)


     Exhibit 99.5 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.6 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed May 31, 2005(incorporated by reference to the Company's Form 10SB)


     Exhibit 99.7 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc. (incorporated by reference to the Company's Form 10SB)








A SUPER DEAL.COM, INC.

(b) Reports on Form 8-K:
     None
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

May 13, 2005                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                            Chief Executive Officer

May 13, 2005                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer

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




                                     40
A SUPER DEAL.COM, INC.

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

 Date: July 8, 2005

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer

EXHIBIT 32
CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


In connection with the Registration Statement of A SUPER DEAL.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2004 as filed with the Securities and Exchange Commission
(the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:



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

















