Form 10QSB
period 2005-02-28
SUPER DEAL.COM, INC.
filed 2005-07-11
CIK 1321507

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2005
                           File Number 000-51419

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

As of February 28, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

On March 3, 2005 A Super Deal.com, Inc. received CUSIP NUMBER: 00210R 10 6 (attached as Exhibit 99.2)

On March 23, 2005 A Super Deal.com, Inc. received CIK Number: 0001321507 (attached as Exhibit 99.4)











A SUPER DEAL.COM, INC.            Form 10-QSB          FEBRUARY 28, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           February 28, 2005 and May 31, 2004 . . . . . . . . . . . . .  4

          Statement of Operations
           Nine Months Ended February 28, 2005 and
            For the Period from March 1, 2004 to February 29, 2004... .  5

          Statement of Operations
           Three Months Ended February 28, 2005 and
            For the Period from March 1, 2004 to  February 29, 2004  . . 6

          Statement of Changes in Shareholders' Equity
           From March 1, 2004 Through February 28, 2005. . . . . . . . . 7

          Statement of Cash Flows
           Nine Months Ended February 28, 2005 and
            For the Period from  March 1, 2004 to February 29, 2004 . . .8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 22

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 30


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 31

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 32

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 32

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 41


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
Pro Card Corporation
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheet of A Super Deal.com,Inc. as of February 28, 2005 and May 31, 2004, and the related statements of operations, for three and nine month periods ended February 28, 2005 and for the period from March 1, 2004, to February 29, 2004, the statement of changes in stockholders' equity from March 1, 2004 through February 28, 2005, and the statement of cash flows for the nine month periods ended February 28, 2005 and for the period from March 1, 2004, through February 29, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pro Card Corporation.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
May 13, 2005








A SUPER DEAL.COM, INC.
BALANCE SHEET
FEBRUARY 28, 2005 AND MAY 31, 2004
(UNAUDITED)
                                            FEBRUARY 28, 2005    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $         788   $          -
         Prepaid Expense                                    -              -
         Notes Receivable                                   -              -
         Loans Receivable Related Parties               5,000              -
         Inventory                                     32,000         32,000
                                                 ------------   ------------
             Total Current Assets                       5,788              -
                                                  ------------   ------------
    Other Assets
         Intangible Assets, Net                            56             66
                                                 ------------   ------------
             Total Other Assets                            56             66
                                                  ------------   ------------
TOTAL ASSETS                                    $      37,844   $     32,066
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          -
            Notes Payable                                  70             70
            Shareholder Loans                          10,150              -
                                                  ------------   ------------
         Total Current Liabilities                     10,222             70
                                                  ------------   ------------
     Total Liabilities                                 10,222             70
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996          4,996
         Paid-in-Capital                               27,004         27,004
         Accumulated deficit                           (4,379)            (4)
                                                  ------------   ------------
  Total Stockholders' Equity                           27,621         31,996
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $     37,844   $     32,066
                                                  ============   ============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A SUPER DEAL.COM, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005
AND FOR THE PERIOD FROM MARCH 1, 2004, TO FEBRUARY 29, 2004
(UNAUDITED)

                                                      2005            2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                 4,364                -
            Sales and Marketing                            -                -
            Amortization                                  11                -
                                                 ------------     ------------
          Total Operating Expenses                     4,375                -

                                                 ------------     ------------
          Loss from Operations                        (4,375)               -
                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
   Net Other Expenses                                      -                -

                                                 ------------     ------------
   Net Loss                                      $    (4,375)     $        -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                -
                                                 ============     ============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A SUPER DEAL.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005
AND FOR THE PERIOD FROM MARCH 1, 2004, TO FEBRUARY 29, 2004
 (UNAUDITED)

                                                      2005              2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -               -

    Operating Expenses
            General and Administrative                 3,356                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                     3,660                -

                                                 ------------     ------------
          Loss from Operations                        (3,660)               -

    Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
    Net Other Expenses                                     -                -

                                                 ------------     ------------
   Net Loss                                      $    (3,660)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     6
A SUPER DEAL.COM, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2005
(UNAUDITED)

                     Number   At Par    Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                  0        0         0          0           0
  March 1, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100      4,996    27,004        0      32,000


Net Loss                 -        -         -         (4)         (4)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100      4,996    27,004       (4)     31,996

Cancellation of
 Common Stock
 by eCom eCom          (100)       (0)        (0)      0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders    49,955,112         0          0       0           0

Net Loss                  -         -          -  (4,375)     (4,375)
                ----------- -------- --------- ---------- -----------
Balance,
 Feb 28, 2005    49,955,112    $4,996   $ 27,004 $(4,379)  $  27,621

                =========== ======== ========= ========== ===========















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A SUPER DEAL.COM, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2005
AND FOR THE PERIOD FROM MARCH 1, 2004, TO FEBRUARY 29, 2004
 (UNAUDITED)

                                        February 28, 2005      February 29, 2004
                                           _______________      ________________

Cash Flows From Operating Activities
    Cash received from customers           $             0      $             -
    Cash paid to suppliers of goods
        and services                                (4,362)                   -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
    Interest Received                                    0                    -
                                            _______________     ________________
        Net Cash Flows Used in
         Operating Activities                       (4,362)                   -
                                            _______________     ________________
Cash Flows From Investing Activities
    Payment of Intangible Assets                         -                   -
                                            _______________     ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                   -
                                            _______________     ________________
Cash Flows From Financing Activities
    Loans from Shareholders                         10,150                    -
    Payment to Related Companies                    (5,000)
                                            _______________     ________________
        Net Cash Flows Provided By
         Financing Activities                        5,150                    -
                                            _______________     ________________
Net Increase / (Decrease) in Cash                      788                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and
  March 1, 2004                                          0                    -
                                            _______________     ________________
Cash and Cash Equivalents at
 End of Period, Feb 28, 2005 and 2004       $          788      $             -
                                            ===============     ================









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


A SUPER DEAL.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND
AND FOR THE PERIOD FROM MARCH 1, 2004, TO FEBRUARY 29, 2004
 (UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                           _________________   ________________

    Net Income (Loss)                        $      (4,375)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                     11                   -
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (4,362)      $           -
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




                                     9
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

                                     10
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening
                                     11
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

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

                                     12

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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

                                    13

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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


                                     14

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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




                                     15
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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


                                    16
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS  (CONTINUED)

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


                                    17
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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


NOTE C - NOTES RECEIVABLE

None


NOTE D - LOANS RECEIVABLE RELATED PARTIES

Receivable Note is a non-interest bearing, non-collateralized note from a related party and is due on demand.


                                    18
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE E - INVENTORY

Inventories are valued at the lower of cost (first-in, first-out) or market


NOTE F - PREPAID EXPENSES

None


NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending February 28, 2005 and May 31, 2004 is $14 and $4 respectively. Amortization expense for the periods ending February 28, 2005 and February 29, 2004 is $11 and $0 respectively.



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     17

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE H - OTHER ASSETS

None


NOTE I - PROMISSORY NOTES

None


NOTE J - COMMITMENTS AND CONTINGENCIES

None


NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2005 totals approximately $179. These carryforwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.
                                    19
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005


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


NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the nine months ended February 28, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.


NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    February 28, 2005
                                                    --------------
         Loss carry forward for tax purposes        $         179
                                                    ==============
         Deferred tax asset (34%)                              61
         Valuation allowance                                  (61)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============


                                    20
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE M - DEFERRED TAX ASSET (CONTINUED)

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2005 was approximately
$179. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

American Capital is owed $10,150 for funds advanced to the Company for its operations.


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


                                    21
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten(10) operating subsidiary companies.
                                    22
A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED) On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of A Super Deal.com, Inc. and the remaining seven(7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft, Company           FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classifed Ad, Inc.           FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap & Shop.Net Company        FL Corp. No. P04000040176  Fed. ID. 20-1449332
                                    23
A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this
                                    25
A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

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

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without process of restoring shareholder value is well underway, Mr. Richmond plans to compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is
                                    26
A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.

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


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman
                                    30
A SUPER DEAL.COM, INC.
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

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

        None
                                    31
A SUPER DEAL.COM, INC.

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

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.
                                    32
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004,
                                    33
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including its de-listing from the OTCBB, as described below.

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

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that
                                    34
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory
                                    35
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

compliance. This endeavor included the preparation of (a) thirty (30) 10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB
                                    36
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 thru August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.
Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

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
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
                                    37
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy
                                    38
A SUPER DEAL.COM, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A Super Deal.Com, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

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



  /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      President
      Date: July 8, 2005

      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: July 8, 2005







[A signed original of this written statement required by Section 906 has been provided to A Super Deal.Com, Inc., and will be retained by A Super Deal.Com, INC., and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.