Form 10KSB
period 2005-05-31
SUPER DEAL.COM, INC.
filed 2005-08-01
CIK 1321507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended May 31, 2005
                   --------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-51419
                        --------------------------------
                              A Super Deal.com, Inc.
                        --------------------------------
                 (Name of small business issuer in its charter)


       Florida                                          20-1449410
       ------                                           ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

        100 Village Square Crossing, Suite 202                   33410
                Palm Beach Gardens, FL
        -------------------------------------------------        -----
        (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: (561) 207-6395


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, par value $.01 per share  CUSIP NUMBER: 00210R 10 6
     -------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No







Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:     $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:       Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2005, the issuer had 2,999,503 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__








































A Super Deal.com, Inc.                            Form 10-KSB     MAY 31, 2005

                                       INDEX

                                                                    PAGE NO.
PART I


ITEM 1    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 4

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 12

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 12

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 12

ITEM 6    MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . 13

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . 21

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  . . . . . . . . 42

ITEM 8A   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 42

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS . . . . . . . 43

ITEM 10  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . 44

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 44

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 45

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 45

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . 46

SIGNATURES AND CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . 46














A Super Deal.com, Inc.
GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to A Super Deal.com, Inc.. This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I
ITEM 1.     DESCRIPTION OF BUSINESS.

A Super Deal.com, Inc. (the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly-owned subsidiary of eCom eCom.com,Inc.("eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.' The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

A Super Deal.com, Inc. offered a complete line of hand-signed sports memorabilia and other sports products. On February 3, 2000 this division of eCom entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI") to aquire assets of SDMI in exchange for 675,000 shares of our eCom's Common Stock. This sports memorabilia division was to be operated as A Super Deal.com.

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating subsidiary companies.
                                    4
A Super Deal.com, Inc.
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)
On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.("American Capital.") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004, and the shares of MyZipSoft were distributed to its shareholders on June 2, 2005.

On March 2, 2004, the Board of Directors of eCom approved the spinoff of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332
                                    5
A Super Deal.com, Inc.
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF)
                                    6
A Super Deal.com, Inc.
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this
                                    7
A Super Deal.com, Inc.
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

During the period from late December 2004 through mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without process of restoring shareholder value is well underway, Mr. Richmond plans to compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is
                                    8
A Super Deal.com, Inc.
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.


                                    9
A Super Deal.com, Inc.
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

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

---  end of May 31, 2005 8-K -

On June 2, 2005, eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

                                    10
A Super Deal.com, Inc.
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

Employees.  The Company has no employees.





                                    11
A Super Deal.com, Inc.

ITEM 2. DESCRIPTION OF PROPERTY.

The company does not own any real property. The company is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410, consisting of approximately 1,485 square feet of office space. The company shares the office with American Capital Holdings, Inc.(ACH). ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $4,196 per month including sales tax.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, however an Involuntary Bankruptcy Petition has been filed by the creditors of eCom against eCom. These proceedings are pending in the Federal District Court in Broward County, Florida.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Stock. There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue.

On March 3, 2005 A Super Deal.com, Inc. applied and received CUSIP NUMBER:
00210R 10 6  (attached as Exhibit 99.2)

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange.
If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

Security Holders. The Company has approximately 5,000 shareholders. The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.

Dividends. There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.





                                    12
A Super Deal.com, Inc.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.,("American Capital") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004 and the shares of MyZipSoft were distributed to its shareholders on June 2, 2005.

On March 2, 2004, the Board of Directors of eCom approved the spin off of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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

On April 14, 2004, eCom filed Form 10QSB, file number 000-23617, accession number 0001000459-04-000005. As stated in ITEM 6, Management's Discussion and Analysis, 'All ten (10) business subsidiaries have been spun off into independent operating public companies.'

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

                                    13
A Super Deal.com, Inc.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004,
                                    14
A Super Deal.com, Inc.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including its de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million.
Since 1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink Sheets, with a 52-week high of $0.23, and an ask price of $.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia
                                    15
ESECURESOFT COMPANY
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

During the period from late December 2004 through mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory
                                    16
A Super Deal.com, Inc.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

compliance. This endeavor included the preparation of (a) thirty (30) 10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding
                                    17
A Super Deal.com, Inc.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

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







                                    18
A Super Deal.com, Inc.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of
                                    19
A Super Deal.com, Inc.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

SUCCESS OF OPERATIONS WILL DEPEND ON THE AVAILABILITY OF CAPITAL. Realization of the business' perceived potential will require significant capital. If the Company is not able to raise the funds to provide this capital, or to otherwise locate the required capital for the business, the company may never attain profitability.

LIMITED TIME COMMITMENT OF MANAGEMENT. While developing the Company's business plan, seeking business opportunities, and providing managerial resources, management will not be devoting its full time and efforts to the Company and will depend on other operational personnel. The Company's directors and officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the limited time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.




                                    20
A Super Deal.com, Inc.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

NO PUBLIC MARKET CURRENTLY EXISTS. There is currently no public market for the Company's common stock, until such time as the Company's Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

There can be no assurance that a market will in fact develop at any time, or that a shareholder ever will be able to liquidate his investment without considerable delay. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's stock.

ITEM 7. FINANCIAL STATEMENTS.
The page numbers for the financial statement categories are as follows:


A Super Deal.com, Inc.                                        May 31, 2005

                          INDEX - PART F/S


ITEM 1    FINANCIAL STATEMENTS

          Independent Auditors' Report. . . . . . . . . . . . . . .  F-2

          Balance Sheets
           May 31, 2005 and May 31, 2004 . .  . . . . . . . . . . .  F-3

          Statements of Operations
           Twelve Months Ended May 31, 2005 and for the period
            From Inception, March 1, 2004 to May 31, 2004 . . . .  . F-4

          Statement of Changes in Shareholders' Equity
           From March 1, 2004 through May 31, 2005 . . . . . .  . .  F-5

          Statement of Cash Flows
            Twelve Months Ended May 31, 2005 and for the period
            From Inception, March 1, 2004 to May 31, 2004 . . . . .  F-6

          Notes to Financial Statements  . . . . . . . . . . . . . . F-8


                                     F-1





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


                       Independent Auditors' Report


To the Board of Directors and Stockholders
A Super Deal.com, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying balance sheet of A Super Deal.com, Inc as of May 31, 2005 and 2004 and the related statements of operations, changes in shareholders' equity and cash flows for the year ended May 31, 2005 and for the period from inception, March 1, 2004, to May 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Super Deal.com, Inc as of May 31, 2005 and 2004 and the results of its operations and cash flows for the year ended May 31, 2005 and for the period from inception, March 1, 2004, to May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
July 1, 2005



                                     F-2



A SUPER DEAL.COM, INC.
BALANCE SHEETS
MAY 31, 2005 AND MAY 31, 2004

                                                MAY 31, 2005    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      25,427   $          -
         Inventory                                     32,000         32,000

         Notes Receivable                                   -              -
         Loans Receivable Related Parties               5,000              -
                                                  ------------   ------------
             Total Current Assets                      62,427              -
                                                  ------------   ------------
         Other Assets
            Intangible Assets                              52             66
                                                 ------------   ------------
             Total Other Assets                            52             66
                                                  ------------   ------------
TOTAL ASSETS                                    $      62,479   $     32,066
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY


  Liabilities
         Current Liabilities
            Accounts Payable                    $       1,053   $          -
            Notes Payable                                  70             70
            Shareholder Loans                          45,716              -
                                                  ------------   ------------
         Total Current Liabilities                     46,839             70
                                                  ------------   ------------
     Total Liabilities                                 46,839             70
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.01 par value, 100 million
          shares authorized, 2,999,503 shares issued
          and outstanding                              29,995          4,995
         Paid-in-Capital                               27,005         27,005
         Retained Earnings (Deficit)                  (41,360)            (4)
                                                  ------------   ------------
  Total Stockholders' Equity                           15,640         31,996
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $     62,479   $     32,066
                                                  ============   ============



See accompanying summary of accounting policies and notes to financial statements.

                                     F-3




A SUPER DEAL.COM, INC.
STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED MAY 31, 2005 AND FOR THE PERIOD
FROM INCEPTION, MARCH 1, 2004 TO MAY 31, 2004


                                                      2005            2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                41,342                4
            Sales and Marketing                            -                -
            Amortization                                  14                -
                                                 ------------     ------------
          Total Operating Expenses                    41,356                4

                                                 ------------     ------------
          Loss from Operations                       (41,356)              (4)


                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
   Net Other Expenses                                      -                -

                                                 ------------     ------------
   Net Loss                                      $   (41,356)     $        (4)
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                     $      (.08)     $     (4.00)
                                                 ============   ============


 Weighted Average Shares Outstanding                506,352               1
                                                 ============   ============






 See accompanying summary of accounting policies and notes to financial statements.
                                      F-4




  A SUPER DEAL.COM, INC.
 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 FROM INCEPTION, MARCH 1, 2004, THROUGH MAY 31, 2005


                      Number   At Par    Add'l  Retained      Total
                        of      Value   Paid In  Earnings  Stockholder
                      Shares     $.01   Capital (Deficit)     Equity
                 ----------- -------- --------- ---------- -----------
 Balance                  0   $     0 $      0 $        0 $        0
   March 1, 2004

 Issuance of
  Common Stock to
  eCom eCom.com Inc.      1         0         0         0          0

 Cancellation of
  Common Stock
  by eCom eCom           (1)        0         0         0          0

 Issuance of
  Common Stock to
  eCom eCom.com Inc.
  shareholders      499,503     4,995    (4,995)        0          0

 Assets Distribution
   from eCom eCom          0         0    32,000         0     32,000

 Net Loss                 -         -         -        (4)        (4)
                 ----------- -------- --------- ---------- -----------
 Balance,
  May 31, 2004      499,503     4,995    27,005        (4)    31,996

 Sale of
  Common Stock to
  American Capital
  Holdings, Inc.  2,500,000    25,000         0         0     25,000

 Net Loss                 -         -         -   (41,356)   (41,356)
                 ----------- -------- --------- ---------- -----------
 Balance,
  May 31, 2005    2,999,503  $ 29,995  $ 27,005  $(41,360)  $ 15,640

                 =========== ======== ========= ========== ===========







  See accompanying summary of accounting policies and notes to financial statements.
                                       F-5



   A SUPER DEAL.COM, INC.
  STATEMENTS OF CASH FLOWS
  TWELVE MONTHS ENDED MAY 31, 2005 AND FOR THE PERIOD
  FROM INCEPTION, MARCH 1, 2004, TO MAY 31, 2004


                                             May 31, 2005         May 31, 2004
                                             _______________  ________________

  Cash Flows From Operating Activities
      Cash received from customers           $             0      $         -
      Cash paid to suppliers of goods
          and services                               (40,289)             (70)
      Income Taxes Paid                                    0                -
      Interest Paid                                        0                -
      Interest Received                                    0                -
                                              _______________ ________________
          Net Cash Flows Used in
           Operating Activities                      (40,289)             (70)
                                              _______________ ________________
  Cash Flows From Investing Activities
      Payment of Intangible Assets                         -                -
                                              _______________ ________________

          Net Cash Flows Provided By
           (Used In) Investing Activities                  -                -
                                              _______________ ________________
  Cash Flows From Financing Activities
      Loans from Shareholders                         45,716                -
      Proceeds from Sale of Common Stock
       (Net of Stock issue costs of $0)               25,000               70
      Loan to Related Companies                       (5,000)               -
                                              _______________ ________________
          Net Cash Flows Provided By
           Financing Activities                       65,716               70
                                              _______________ ________________
  Net Increase in Cash                                25,427                0
  Cash and Cash Equivalents at
   Beginning of Period, June 1, 2004
   And March 1, 2004                                       -                -
                                              _______________ ________________
  Cash and Cash Equivalents at
   End of Period, May 31, 2005 and 2004       $       25,427   $            0
                                              =============== ================


  See accompanying summary of accounting policies and notes to financial statements.


                                       F-6






  A SUPER DEAL.COM, INC.
  STATEMENTS OF CASH FLOWS
  FOR THE TWELVE MONTHS ENDED MAY 31, 2005 AND FOR THE PERIOD
  FROM INCEPTION,  MARCH 1, 2004, THROUGH MAY 31, 2004


  Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                               MAY 31, 2005       MAY 31, 2004
                                             _________________________________

      Net Income (Loss)                        $      (41,356)   $        (4)
      Add items not requiring outlay of cash:
        Depreciation and amortization                      14              4
      Cash was increased by:
        Decrease in prepaid assets                         -               -
        Increase in accounts payable                    1,053              -
      Cash was decreased by:
        Increase in inventory                              -               -
        Decrease in accounts payable                       -               -




                                              _______________ ________________
          Net Cash Flows Used in
           Operating Activities                $     (40,289)  $           4
                                              ================================



  Supplemental Disclosures
  Of Non Cash Investing and
  Financing Activities:
  -------------------------

  The Company acquired approximately $32,000 in tangible assets in distributed assets from eCom eCom as part of the spin-off from its Parent Company.
  See accompanying summary of accounting policies and notes to financial statements.

                                       F-7















   A SUPER DEAL.COM, INC.
  NOTES TO FINANCIAL STATEMENTS
  TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

  NOTE A - HISTORY AND BUSINESS DESCRIPTION

  A Super Deal.com, Inc. (the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.' The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

  A Super Deal.com, Inc. offered a complete line of hand-signed sports memorabilia and other sports products. On February 3, 2000 this division of eCom entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI") to aquire assets of SDMI in exchange for 675,000 shares of our eCom's Common Stock. This sports memorabilia division was to be operated as A Super Deal.com.

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


                                  F-8
   A SUPER DEAL.COM, INC.
   NOTES TO FINANCIAL STATEMENTS
   TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

   NOTE A - HISTORY AND BUSINESS DESCRIPTION(CONTINUED)

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

The individual companies are listed below:

 USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
 eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
 USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
 Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
 AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-442771
 A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
 A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
 Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

  A SUPER DEAL.COM, INC.
 NOTES TO FINANCIAL STATEMENTS
 TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

 NOTE A - HISTORY AND BUSINESS DESCRIPTION(CONTINUED)

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

 A SUPER DEAL.COM, INC.
 NOTES TO FINANCIAL STATEMENTS
 TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

 NOTE A - HISTORY AND BUSINESS DESCRIPTION(CONTINUED)

 Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr.Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC- SHF)under Title 11, Chapter 11 of the United States Bankruptcy
 Code by    petitioning creditors, American Capital Holdings, Inc., Richard
 Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

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

  A SUPER DEAL.COM, INC.
 NOTES TO FINANCIAL STATEMENTS
 TWELVE MONTHS ENDED MAY 31, 2005 AND 2004
 NOTE A - HISTORY AND BUSINESS DESCRIPTION(CONTINUED)

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

 During the period from late December 2004 through mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

 Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF.
 With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these

 A SUPER DEAL.COM, INC.
 NOTES TO FINANCIAL STATEMENTS
 TWELVE MONTHS ENDED MAY 31, 2005 AND 2004
 NOTE A - HISTORY AND BUSINESS DESCRIPTION(CONTINUED)

 voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten (10) applications for the required SEC EDGAR CIK Numbers;
 (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company
 reporting requirements,   including the Sarbanes-Oxley Act. American Capital's
 management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

 A SUPER DEAL.COM, INC.
 NOTES TO FINANCIAL STATEMENTS
 TWELVE MONTHS ENDED MAY 31, 2005 AND 2004
  NOTE A - HISTORY AND BUSINESS DESCRIPTION(CONTINUED)


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

 A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 through August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

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

 Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

 A SUPER DEAL.COM, INC.
 NOTES TO FINANCIAL STATEMENTS
 TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

  NOTE A - HISTORY AND BUSINESS DESCRIPTION(CONTINUED)

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

 On behalf of eCom, American Capital holdings has filed the requisite filings to bring eCom current. The accession number eCom's November 30, 2004 Form 10-QSB is 0001000459-00-000000, and the accession number for eCom's May 31, 2005 Form 10-QSB is 0001000459-00-000000. eCom's file number is 000-23617.


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


 ---  end of May 31, 2005 8-K --

  A SUPER DEAL.COM, INC.
 NOTES TO FINANCIAL STATEMENTS
 TWELVE MONTHS ENDED MAY 31, 2005 AND 2004
  NOTE A - HISTORY AND BUSINESS DESCRIPTION(CONTINUED)

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

 A SUPER DEAL.COM, INC.
  NOTES TO FINANCIAL STATEMENTS
 TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

 NOTE A - HISTORY AND BUSINESS DESCRIPTION(CONTINUED)

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

  A SUPER DEAL.COM, INC.
   NOTES TO FINANCIAL STATEMENTS
  TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

  NOTE C - NOTES RECEIVABLE

  None

  NOTE D - LOANS RECEIVABLE RELATED PARTIES

  Receivable Note is a non-interest bearing, non-collateralized note from a related party and is due on demand.

  NOTE E - INVENTORY

  Inventory consists of various autographed trading cards, signed football helmets used by the participants of the All American Bowl and other signed sports memorabilia.

  The Inventory is stated at the lower of cost (first-in, first-out) or market.

  NOTE F - PREPAID EXPENSES

  None

  NOTE G - INTANGIBLE ASSETS

  Management has estimated that the useful life of the intangible asset is five (5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending May 31, 2005 and May 31, 2004 is $14 and $4 respectively. Amortization expense for the periods ending May 31, 2005 and May 31, 2004 is $14 and $4, respectively.

  NOTE H - OTHER ASSETS

  None


  NOTE I - SHAREHOLDER LOAN AND NOTE PAYABLE

  The shareholder loan and note payable from a related company are non-interest bearing, non-collateralized and due on demand.


  NOTE J - COMMITMENTS AND CONTINGENCIES

  None

   A SUPER DEAL.COM, INC.
    NOTES TO FINANCIAL STATEMENTS
   TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

   NOTE K - INCOME TAXES

   No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2005 totals approximately $37,000. These carryforwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

   The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

   The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.


   NOTE L STOCKHOLDERS' EQUITY

   The computation of diluted loss per share before extraordinary item for the Twelve months ended May 31, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

   A SUPER DEAL.COM, INC.
   NOTES TO FINANCIAL STATEMENTS
   TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

   NOTE M - DEFERRED TAX ASSET

   Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                       May 31, 2005
                                                       --------------
            Loss carry forward for tax purposes        $      37,161
                                                       ==============
            Deferred tax asset (34%)                          12,635
            Valuation allowance                              (12,635)
                                                       --------------
            Net deferred tax asset                     $           -
                                                       ==============
   No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 was approximately $37,161. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

   American Capital is owed $45,716 for funds advanced to the Company for its operations.

   NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

   The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.
                                 F-20


   A SUPER DEAL.COM, INC.
    NOTES TO FINANCIAL STATEMENTS
   TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

   NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

   Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change inthe Company's consolidated financial statements as of the date of this report.

                                 F-21


A Super Deal.com, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

Item 8A. Controls and Procedures.

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Annual Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

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

In accordance with SEC requirements, the CEO/CHAIRMAN and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                    42
A Super Deal.com, Inc.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.

The following individuals are our executive officers and the members of our board of directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. Our by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. The board of directors elects officers annually and their terms of office are at the discretion of the board.


Name                    Age                    Positions Held
---------------------   ---             ---------------------------------
Barney A. Richmond       53                Chairman/President/Secretary
                                                   Director

Richard C. Turner        45                Treasurer/Director

Linda A. Pellecchia      45                Director

Christopher J. Dillon    41                Director

Barney A. Richmond, 53, has been Secretary and a Director of the Company since January 2004. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc, Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc. Mr. Richmond is also Chairman and a Director of American Capital Holdings, Inc.

Richard C. Turner, 45, has been Treasurer and Director of the Company since January 2004. From September 1990, until he joined the Company in June 2001, Mr. Turner worked as in the offices of Glenn G. Schanel, CPA, assisting clients with accounting, tax and office technology issues. A 1981 graduate of Rutgers University, Mr. Turner attended graduate school at New York University until 1989. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at First American Bank, Lake Worth, FL, where he was responsible for the bank's financial reporting, budgeting and cost accounting.

Linda A. Pellecchia, 45, has been a Director of the Company since April 2005. Mrs. Pellecchia graduated from the University of New York with a Science, Math and Technology degree, with a minor in Computer Science. She is currently employed by American Capital Holdings, Inc. as Systems Administrator.

Christopher J. Dillon, 41, has been a Director of the Company since April 2005. Mr. Dillon entered the insurance business in 1982 and has served in a variety of
                                    43
A Super Deal.com, Inc.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

sales and management position over this time. Mr. Dillon attended Canisius College where he majored in Marketing and Business Management and holds numerous professional licenses and certifications.
Our Board of Directors has determined that we have at least one financial expert, Richard C. Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

A Code of Ethics that applies to our chief executive and senior financial officers, as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors for review. Both Codes will be considered for adoption by the Board of Directors at its next meeting.

ITEM 10. EXECUTIVE COMPENSATION.

To date, the Company has not paid any compensation to any director or executive officer. No arrangements have been made for compensation of Directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date of this filing, there are a total of 2,999,503 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.
                                              Number of        % of Shares
Name and Address                              Shares Owned     Outstanding
----------------                              --------------   -----------
Barney A. Richmond, Director & President               0                0
601 Seafarer Cir.
Jupiter, FL

Richard C. Turner, Director, Treasurer
 & Chief Financial Officer                         47,194             1.5
4200 Oak Street
Palm Beach Gardens, FL

American Capital Holdings, Inc.
100 Village Square Crossing, Suite 202
Palm Beach Gardens, FL                          2,566,271            85.6

Linda A. Pellecchia, Director                          0                0
10701 S. Ocean Drive
Jensen Beach, FL  34957

Christopher J. Dillon, Director                        0                0
38 Fox Hunt Road
Lancaster, NY  14086
                                             ------------           -------
All Directors & Executive Officers (4 PERSONS)     47,194             1.5
                                    44
A Super Deal.com, Inc.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits
Exhibit No.        Description

     Exhibit 3.1 Amended Articles of Incorporation of the company filed March 1, 2004 (incorporated by reference to the Company's Form 10SB)

     Exhibit 3.2   Bylaws of the Company (incorporated by reference to the
                    Company's Form 10SB)

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

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005 (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.5 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.6 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed June 2, 2005(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.7 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc. (incorporated by reference to the Company's Form 10SB)
                                    45
A Super Deal.com, Inc.

(b) Reports on Form 8-K:
    The Company filed no reports on Form 8-K during the period covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $1,048 for the fiscal year ended May 31, 2005, and $0 for the fiscal year ended May 31, 2004.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $225 for the fiscal year ended May 31, 2005, and $0 for the fiscal year ended May 31, 2004.

SIGNATURES

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned hereunder duly authorized.




A Super Deal.com, Inc.

July 21, 2005                               By:  /s/ Barney A. Richmond
                                                  Barney A. Richmond
                                                  President

                                                  /s/ Richard C. Turner
                                                  Richard C. Turner
                                                  Chief Financial Officer













                                    46
A Super Deal.com, Inc.

Exhibit 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this annual report on Form 10-KSB of A Super Deal.com, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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


Date: July 21, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
President


Exhibit 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this report on Form 10-KSB of A Super Deal.com, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

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




A Super Deal.com, Inc.
Exhibit 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (CONTINUED)


6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2005

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Treasurer


Exhibit 32
CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A Super Deal.com, Inc., a Florida corporation (the "Company"), on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond

      Barney A. Richmond
      President
      July 21, 2005

      /s/     Richard C. Turner

      Richard C. Turner
      Treasurer
      July 21, 2005




[A signed original of this written statement required by Section 906 has been provided to A Super Deal.com, Inc., and will be retained by A Super Deal.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to A Super Deal.com, Inc., 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.

Exhibit 31.2

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of A Super Deal.com, Inc.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 21, 2005

   /s/ Richard C. Turner
---------------------------
Richard C. Turner, Chief Financial Officer

Exhibit 32
In connection with the Annual Report of A Super Deal.com, Inc. (the 'Company')
          on 2867: Form 10-KSB for the period ending May 31, 2005 as filed with
          the Securities and 2868:     Exchange Commission on the date hereof
          (the 'Report'), Barney A. Richmond, 2869: President of the
          Company, and Richard C. Turner, Treasurer of the Company, 2870: certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


           /s/ Barney A. Richmond
          -----------------------
       Barney A. Richmond, President
       July 21, 2005


           /s/ Richard C. Turner
          -----------------------
       Richard C. Turner, Chief Financial Officer
       July 21, 2005





[A signed original of this written statement required by Section 906 has been provided to A Super Deal.com, Inc. and will be retained by A Super Deal.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]