Form 10QSB
period 2005-11-30
SUPER DEAL.COM, INC.
filed 2006-01-17
CIK 1321507

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended NOVEMBER 30, 2005
                      File Number 000-51419

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

As of November 30, 2005 the issuer had 10,353,604 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005, A Super Deal.com, Inc. applied and received Cusip Number:
00210R 10 6

On  March 23, 2005, A Super Deal.com, Inc. received CIK Number: 0001321507
















A SUPER DEAL.COM, INC.             FORM 10-QSB              NOVEMBER 30, 2005

                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......3

          Balance Sheets
           November 30, 2005 and 2004..................................4

          Statement of Operations
           Three Months Ended November 30, 2005 and 2004...............5

          Statement of Operations
           Six Months Ended November 30, 2005 and 2004.................6

          Statement of Changes in Shareholders' Equity
           From May 31, 2004, through November 30, 2005................7

          Statement of Cash Flows
           Six Months Ended November 30, 2005 and 2004.................8

          Notes to Financial Statements.............................. 10

ITEM 2 Management's Discussion and Analysis or Plan of Operation..... 14

ITEM 3 Controls and Procedures....................................... 23


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings............................................. 24

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds...................................................... 24

ITEM 3 Defaults Upon Senior Securities............................... 24

ITEM 4 Submission of Matters to a Vote Of Security Holders .......... 24

ITEM 5 Subsequent Events............................................. 24

ITEM 6 Exhibits...................................................... 24

SIGNATURES AND CERTIFICATIONS........................................ 25







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


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
A SUPER DEAL.COM, INC.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of A SUPER DEAL.COM, INC., as of November 30, 2005 and 2004, and the related statements of operations, for three and six month periods ended November 30, 2005 and 2004, the statement of changes in stockholders' equity from May 31, 2004 through November 30, 2005, and the statement of cash flows for the six month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 9, 2006








                                3





A SUPER DEAL.COM, INC.
BALANCE SHEETS
(UNAUDITED)
                                              NOV 30, 2005       NOV 30, 2004
ASSETS                                       -------------       ------------
  Current Assets
         Cash and Cash Equivalents            $     1,170        $    3,994
         Inventory                                 12,000            32,000
         Prepaid Expense                                -                 -
         Loan Receivable Related Parties            8,000             5,000
                                             -------------       ------------
             Total Current Assets                  21,170            40,994
                                             -------------       ------------

  Other Assets
         Intangible Assets, Net                        45                59
                                             -------------       ------------
             Total Other Assets                        45                59
                                             -------------       ------------
TOTAL ASSETS                                  $    21,215         $  41,053
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                  $     8,120         $      2
            Notes Payable                              70               70
            Shareholder Loans                           -           10,000
                                             -------------       ------------
         Total Current Liabilities                  8,190           10,072
                                             -------------       ------------
     Total Liabilities                              8,190           10,072
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 10,353,604 shares issued
         and outstanding                         103,538

         Common Stock $.01 par value, 100 million
         Shares authorized, 499,503 shares issued
         and outstanding                                            4,996
         Paid-in-Capital                          27,004           27,004
         Retained Earnings (deficit)            (117,517)          (1,019)
                                             -------------       ------------
  Total Stockholders' Equity                      13,025           30,981
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    21,215         $ 41,053
                                             =============       ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                  4




A SUPER DEAL.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                              NOV 30, 2005        NOV 30, 2004
                                              -------------       ------------
      Revenues
             Net Sales                        $         -         $         -
             Cost of Sales                              -                   -
                                               -------------       ------------
                 Gross Profit                           -                   -

      Operating Expenses
              General and Administrative           15,632               1,006
              Sales and Marketing                       -                   -
              Amortization                              4                   4
              Write down of Inventory              20,000                   -
                                               -------------       ------------
            Total Operating Expenses               35,636               1,010

                                               -------------       ------------
            Loss from Operations                  (35,636)             (1,010)
                                               -------------       ------------

      Other Income (Expense)

      Net Loss                                 $  (35,636)        $    (1,010)
                                               =============       ============

Basic and Diluted
 Net loss Per Common Share                     $    (.004)         $   (.002)
                                               =============       ============


Weighted Average Shares Outstanding             9,763,485             499,503
                                               =============       ============


















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                5


A SUPER DEAL.COM, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                            NOV 30, 2005        NOV 30, 2004
                                            -------------       ------------
      Revenues
             Net Sales                     $          -        $         -
             Cost of Sales                            -                  -
                                            -------------       ------------
                 Gross Profit                         -                  -

      Operating Expenses
             General and Administrative          56,149              1,008
             Sales and Marketing                      -                  -
             Amortization                             7                  7
             Write Down of Inventory             20,000                  -
                                            -------------       ------------
           Total Operating Expenses              76,156              1,015

                                            -------------       ------------
           Loss from Operations                 (76,156)            (1,015)

      Other Income (Expense)
                                            -------------       ------------
    Net Loss                               $    (76,156)       $    (1,015)
                                            =============       ============

  Basic and Diluted
   Net Loss Per Common Share               $      (.012)       $   (.002)
                                            =============       ============


  Weighted Average Shares Outstanding       6,400,142             499,503
                                            =============       ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                6










A SUPER DEAL.COM, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MAY 31, 2004, THROUGH NOVEMBER 30, 2005
(UNAUDITED)

                        Number   At Par    Add'l    Retained      Total
                          of      Value   Paid In   Earnings   Stockholder
                        Shares     $.01   Capital   (Deficit)     Equity
                   ----------- -------- ---------  ----------- ----------
Balance,
  May 31, 2004        499,503    $4,996  $ 27,004    $    (4)  $ 31,996


 Net Loss                   -         -         -     (1,015)    (1,015)
                   ----------- -------- ---------  ---------- -----------
Balance
  Nov 30, 2004        499,503     4,996    27,004     (1,019)    30,981

Sale of
  Common Stock to
  American Capital
  Holdings, Inc.    2,500,000    25,000         0          0     25,000

 Net Loss
   12/1/04-May 31, 2005     -         -         -    (40,342)   (40,342)

Sale on 8/31/05
 Common Stock to
 American Capital
 Holdings, Inc.     6,757,351    67,574         0          0     67,574

Sale on 11/30/05
  Common Stock to
  American Capital
  Holdings, Inc.      596,750     5,968         0          0      5,968

 Net Loss                   -         -         -    (76,156)   (76,156)
                   ----------- -------- ---------  ---------- -----------
Balance,
 Nov 30, 2005      10,353,604  $103,538  $ 27,004  $(117,517)  $ 13,025
                   =========== ======== =========  ========== ===========













Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                7




A SUPER DEAL.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                           NOV 30, 2005        NOV 30, 2004


Cash Flows From Operating Activities
    Cash received from customers          $                    $       -
    Cash paid to suppliers of goods
        and services                          (8,257)             (1,006)
    Income Taxes Paid                              -                   -
    Interest Paid                                  -                   -
    Interest Received                              -                   -

        Net Cash Flows Used in
         Operating Activities                 (8,257)             (1,006)

Cash Flows From Investing Activities
    Payment of Intangible Assets                   -                   -

        Net Cash Flows Provided By
         (Used In) Investing Activities            -                   -


Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders            -              10,000
    Proceeds of Loans to Related Company      (3,000)             (5,000)
    Repayment of Loans to Related Company    (13,000)                  -

        Net Cash Flows Provided By
         Financing Activities                 16,000               5,000

Net Increase / (Decrease) in Cash            (24,257)              3,994

Cash and Cash Equivalents at
 Beginning of Period                          25,427                   -


Cash and Cash Equivalents at
 End of Period                            $    1,170        $      3,994
                                          ===============      ==============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                8








A SUPER DEAL.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                           NOV 30, 2005         NOV 30, 2004


  Net Income (Loss)                       $     (76,156)       $    (1,015)
  Add items not requiring outlay of cash:
   Convert Related Party Debt to Equity          40,825                  -
   Depreciation and amortization                      7                  7
   Write down of inventory                       20,000                  -
 Cash was increased by:
   Decrease in prepaid assets                         -                  -
   Increase in accounts payable                   7,067                  2
 Cash was decreased by:
   Increase in inventory                              -                  -
   Decrease in accounts payable                       -                  -


      Net Cash Flows Used in
       Operating Activities               $      (8,257)       $    (1,006)
                                          ===============      ==============

Non-Cash Transactions:

The Company converted the payables relating to current years expenses in the amount of $40,825 to equity. The Company also converted $32,716 of a payable from a prior year to equity in the first quarter of 2005.

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                9








A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

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



                               10
A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

USA Performance Products a related company owes the Company $8,000 as of November 30, 2005.

NOTE E - PROPERTY AND EQUIPMENT

None

NOTE F - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight line method over that period. Accumulated amortization for the periods ending November 30, 2005, and May 31, 2005 is $25 and $18, respectively. Amortization expense for the periods ending November 30, 2005 and 2004 is $7 and $7, respectively.

NOTE G - INVENTORY

Inventories are valued at the lower of cost (first-in, first-out) or market. During the three month quarter ended November 30, 2005, Management wrote down the carrying value of inventory by $20,000 to its estimated market value. The market value is not less than its net realizable value reduced by an allowance for a normal profit margin.

NOTE H - STOCKHOLDER LOANS AND NOTES PAYABLE

The Stockholder loan at November 30, 2004 is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE I - COMMITMENTS AND CONTINGENCIES

None
                               11


A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2005 totals approximately $111,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE K - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the six months ended November 30, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                         NOV 30, 2005

       Loss carry forward for tax purposes             $     111,000
                                                       ================
       Deferred tax asset (34%)                               37,740
       Valuation allowance                                   (37,740)

       Net deferred tax asset                          $           0
                                                       ================




                               12

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE L - DEFERRED TAX ASSET (CONTINUED)

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2005 was approximately $111,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE M - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for it's operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2005 is approximately $40,000. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145). SFAS No. 145 eliminates the requirement to
                                        13

A SUPER DEAL.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of the Company and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advise of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A Copy of this press release appended hereto as Exhibit 99.5 (incorporated by reference to the Company's Form 10SB12G) Paragraph two (2) of this release stated the following:

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition in Re: eCom eCom.com, Inc. Case No. 04-35435 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30) 10QSB's;
(b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten (10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent-required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of the Company. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005 and all share certificates were mailed on June 2, 2005.

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

A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

Pursuant to SEC Staff Legal Bulletin No. 4, the issuance of all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G).

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

For mail reference purposes, appended herewith, as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G), is a schedule of each shareholders last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one(1) United States Postal Certified Mail Envelope. ----end of June 2, 2005 8-K----

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger, Peretz to commence with the preparation of a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Form 10 SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing.

On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman, during which two (2) orders were granted by the court. The first order granted the Debtor permission to obtain post-petition financing in the amount of $100,000 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted authorization for the Debtor-in-Possession to (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. On May 31, 2005 several new shareholders of American Capital Holdings invested $400,000 in eight (8) of the above referenced companies to enable the companies to pay expenses relating to the initial funding of these companies to achieve

A SUPER DEAL.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

their respective business purposes. This funding will be reflected in each company's audits and filings. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company from June 1, 2005 through November 30, 2005 in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed to the plan, and believes these efforts, combined with execution of the new business plans, will not only recapture the lost shareholder value of eCom, but will enhance future long term shareholder value as well.

Electronic copies of the May 16, 2005, June 6, 2005, and July 25, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

A SUPER DEAL.COM, INC.
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

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

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification


(b) Reports on Form 8-K:

    None

A SUPER DEAL.COM, INC.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

Date: January 9, 2006              By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Chief Executive Officer

Date: January 9, 2006              By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer



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


                               25
A SUPER DEAL.COM, INC.

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

Date: January 9, 2006

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

                               26


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

Date: January 9, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A SUPER DEAL.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending NOVEMBER 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 9, 2006



                               27


A SUPER DEAL.COM, INC.


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 9, 2006


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






































                               28