Form 10QSB
period 2006-02-28
SUPER DEAL.COM, INC.
filed 2006-04-17
CIK 1321507

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2006
                      File Number 000-51419

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

As of February 28, 2006 the issuer had 12,529,609 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005, A Super Deal.com, Inc. applied and received Cusip Number:
00210R 10 6

On  March 23, 2005, A Super Deal.com, Inc. received CIK Number: 0001321507
















A SUPER DEAL.COM, INC.             FORM 10-QSB              FEBRUARY 28, 2006
A Development Stage Enterprise

                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......3

          Balance Sheets
           February 28, 2006 and 2005..................................4

          Statement of Operations
           Nine Months Ended February 28, 2006 and 2005 and from
          Inception March 1, 2004 through Feb 28, 2006................5

          Statement of Operations
           Three Months Ended February 28, 2006 and 2005...............6

          Statement of Changes in Shareholders' Equity from
           Inception March 1, 2004, through Feb 28, 2006...............7

          Statement of Cash Flows
           Nine Months Ended February 28, 2006 and 2005 and from
          Inception March 1, 2004 through Feb 28, 2006................8

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





                                 2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of A SUPER DEAL.COM, INC., a Development Stage Enterprise, as of February 28, 2006 and 2005, and the related statements of operations, for three and nine month periods ended February 28, 2006 and 2005, and from Inception March 1, 2004 through February 28, 2006, the statement of changes in stockholders' equity from Inception, March 1, 2004 through February 28, 2006, and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005 and from Inception March 1, 2004 through February 28, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 14, 2006





                                3




A SUPER DEAL.COM, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                             FEB 28, 2006       FEB 28, 2005
ASSETS                                       -------------      ------------
  Current Assets
         Cash and Cash Equivalents           $       192         $      788
         Inventory                                12,000             32,000
         Prepaid Expense                           7,500                  -
         Loan Receivable Related Parties           8,000              5,000
                                             -------------       ------------
             Total Current Assets                 27,692             37,788
                                             -------------       ------------

  Other Assets
         Intangible Assets, Net                       42                 56
                                             -------------       ------------
             Total Other Assets                       42                 56
                                             -------------       ------------
TOTAL ASSETS                                  $   27,734         $   37,844
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                  $    8,285         $        2
            Notes Payable                             70                 70
            Loan from Related Company              5,116             10,150
                                             -------------       ------------
         Total Current Liabilities                13,471             10,222
                                             -------------       ------------
     Total Liabilities                            13,471             10,222
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 12,529,609 shares issued
         and outstanding                         125,297

         Common Stock $.01 par value, 100 million
         Shares authorized, 499,503 shares issued
         and outstanding                                              4,996
         Paid-in-Capital                          27,004             27,004
         Deficit accumulated during the
          development stage                     (138,038)            (4,379)
                                             -------------       ------------
  Total Stockholders' Equity                      14,263             27,621
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    27,734          $  37,844
                                             =============       ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                  4



A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND FROM INCEPTION MARCH 1, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)                                                    INCEPTION,
                                                             MARCH 1, 2004
                                                                THROUGH
                                     2006        2005         FEB 28, 2006
                               -------------  ------------    ------------
 Revenues
    Net Sales                 $         -     $         -    $         -
    Cost of Sales                       -               -              -
                               -------------  ------------    ------------
       Gross Profit                     -               -              -

 Operating Expenses
   General and Administrative      76,667           4,364        118,013
   Sales and Marketing                  -               -              -
   Amortization                        11              11             25
   Write down of Inventory         20,000                         20,000
                               -------------  ------------    ------------
       Total Operating Expenses    96,678           4,375        138,038

                                ------------  ------------    ------------
         Loss from Operations     (96,678)         (4,375)      (138,038)
                                ------------  ------------    ------------

  Other Income (Expense)
      Gain on Sale of Assets $          -               -              -
                               -------------  ------------    ------------
      Net Loss                $   (96,678)    $    (4,375)    $ (138,038)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share    $     (.01)     $    (.01)
                              =============   ============


Weighted Average Shares
     Outstanding                7,711,380       494,029
                              =============   ============














Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                5




A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

                                               FEB 28, 2006        FEB 28, 2005
                                               -------------       ------------
      Revenues
             Net Sales                         $          -        $         -
             Cost of Sales                                -                  -
                                               -------------       ------------
                 Gross Profit                             -                  -

      Operating Expenses
             General and Administrative              20,518              3,356
             Sales and Marketing                          -                  -
             Amortization                                 4                  4
             Write Down of Inventory                      -                  -
                                               -------------       ------------
           Total Operating Expenses                  20,521              3,660

                                               -------------       ------------
           Loss from Operations                     (20,521)            (3,660)

      Other Income (Expense)
                                               -------------       ------------
    Net Loss                                   $    (20,521)        $   (3,660)
                                               =============       ============

  Basic and Diluted
   Net Loss Per Common Share                   $    (.003)          $   (.01)
                                               =============       ============


  Weighted Average Shares Outstanding             7,711,380          494,029
                                               =============       ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                6









A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)
                       Number   At Par     Add'l                Total
                         of      Value   Paid In  Accumulated  Stockholder
                       Shares     $.01   Capital  (Deficit)     Equity
Balance,           ----------- -------- --------- ---------- -----------
 March 1, 2004              0  $     0  $       0  $       0  $       0

Issuance of
 Common Stock to
 eCom eCom.com, Inc.        1        0          0          0          0

Cancellation of Stock
 eCom eCom.com, Inc.       (1)       0          0          0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders          499,503    4,995    (4,995)         0          0

Asset Distribution from
 eCom eCom.com, Inc.        0        0     32,000          0     32,000

Net Loss 2004                                             (5)        (5)

Sale of
 Common Stock        2,500,000    25,000        0          0     25,000

Net Loss 2005                                        (41,356)   (41,356)

Convert Related Party
 Debt to Common Stock
 on Aug 31, 2005     6,757,351    67,574        0          0     67,574

Convert Related Party
 Debt to Common Stock
 on Nov 30, 2005       596,750     5,968        0          0      5,968

Convert Related Party
 Debt to Common Stock
 on Feb 28, 2006     1,176,005    11,760        -          -     11,760

Convert Professional
 fees to Common Stock
 on Feb 28, 2006     1,000,000    10,000        -          -     10,000

 Net Loss                    -         -        -    (96,678)   (96,678)
                    ----------- -------- ---------  ---------- -----------
Balance,
 Feb 28, 2006       12,529,609  $125,298   $27,004  $(138,039) $ 14,263
                    ============ ========  ======== ========== ===========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                7



A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND FROM INCEPTION MARCH 1, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)                                                        INCEPTION
                                                                  MARCH 1, 2004
                                                                     THROUGH
                                               2006       2005     FEB 28, 2006
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                             (9,235)    (4,362)    (49,594)
  Income taxes paid                                 -          -           -
  Interest paid                                     -          -           -
  Interest received                                 -          -           -
                                            ----------  ---------   ---------
   Net Cash Flows Used in
       Operating Activities                    (9,235)    (4,362)    (49,594)
                                            ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                      -          -           -
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Investing Activities               -          -           -
                                            ----------  ---------   ---------
Cash Flows From Financing Activities
  Capital contributions                             -          -       5,070
  Proceeds of loans from stockholders               -     10,150      45,716
  Payment to related companies                      -     (5,000)          -
  Repayment of loans/loans to related company (13,000)         -     (21,000)
  Proceeds of loans to related company         (3,000)         -           -
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities         (16,000)     5,150      49,786
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash             (25,235)       788         192

Cash and Cash Equivalents at
 Beginning of Period                           25,427          0           0

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $     192   $    788   $     192
                                            ==========  =========   =========






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                8







A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                            FEB 28, 2006        FEB 28, 2005
                                           -------------        ------------

  Net Income (Loss)                       $     (96,678)       $    (4,375)
  Add items not requiring outlay of cash:
   Depreciation and amortization                     11                 11
   Convert related party debt to equity          52,584                  -
   Convert professional fees to equity           10,000                  -
   Write down of inventory                       20,000                  -
 Cash was increased by:
   Decrease in prepaid assets
   Increase in accounts payable                   7,232                  2
   Increase in accounts payable
     to a related company                         5,116                  -
 Cash was decreased by:
   Increase in inventory                              -                  -
   Decrease in accounts payable                       -                  -
   Increase in prepaid assets                    (7,500)                 -
                                           -------------       ------------
      Net Cash Flows Used in
       Operating Activities               $      (9,235)       $    (4,362)
                                          ===============      ==============

Non-Cash Transactions:

The Company converted debt from a related company to equity in the amount of $95,302. Of the $95,302 converted to equity, $52,584 was in the current period debt and $42,718 was from a prior period debt.













Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                9







A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

A SUPER DEAL.COM, INC. (the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which originally traded on the Bulletin Board under the symbol ECEC.' Due to reasons stated below, eCom was de-listed from the OTCBB to the pink sheets, but is taking the necessary steps to be re-listed on the OTCBB. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE C - PREPAID EXPENSES

Prepaid Expense consists primarily of professional fees paid in advance.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loan receivable from a related party, is non-interest bearing, non-collateralized and due on demand.


NOTE E - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in the insurance, environmental, or energy business.

NOTE F - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight line method over that period. Accumulated amortization for the periods ending February 28, 2006 and 2005 is $29 and $15, respectively. Amortization expense for the nine months ending February 28, 2006 and 2005 is $11 and $11, respectively.

NOTE G - INVENTORY

Inventories are valued at the lower of cost (first-in, first-out) or market. Management has estimated that the market value inventory of the trading cards has decreased over the past ninety days and therefore, has written down the carrying value of the cards by $20,000 in the current period.

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE H - STOCKHOLDER LOANS AND LOANS PAYABLE

Stockholder loan payable is non-interest bearing, non-collateralized, and is due on demand.

The loans payable to a related entity are non-interest bearing, non-collateralized and due on demand.

NOTE I - COMMITMENTS AND CONTINGENCIES

None

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2006 totals approximately $132,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE K - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the nine months ended February 28, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                         FEB 28, 2006

       Loss carry forward for tax purposes             $     132,000
                                                       ================
       Deferred tax asset (34%)                               44,880
       Valuation allowance                                   (44,880)

       Net deferred tax asset                          $           0
                                                       ================



No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $132,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2006 is approximately $95,000. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise

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

On April 14, 2004, eCom filed Form 10QSB, file number 000-23617, accession number 0001000459-04-000005. As stated in ITEM 2, Management's Discussion and Analysis, All ten (10) business subsidiaries have been spun off into independent operating public companies.'

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001, SEC CIK number 0001288012, with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. On May 31, 2005 several new shareholders of American Capital Holdings invested $400,000 in eight (8) of the above referenced companies to enable the companies to pay expenses relating to the initial funding of these companies to achieve their respective business purposes. This funding will be reflected in each company's audits and filings. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company from June 1, 2005 through November 30, 2005 in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed to the plan, and believes these efforts, combined with execution of the new business plans, will not only recapture the lost shareholder value of eCom, but will enhance future long term shareholder value as well.

Electronic copies of the May 16, June 6, July 25, 2005, and March 20, 2006 court transcripts and court orders are available on the eCom website, www.ecomecom.net.

On January 23, 2006 the Board of Directors of the Company held a board meeting in order to remove the following persons as Directors of the Corporation:
Christopher J. Dillon and Linda A. Pellecchia.

The Company does not have any off-balance sheet arrangements.

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures' ("Disclosure Controls"). This evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO") and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

A SUPER DEAL.COM, INC.
A Development Stage Enterprise



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

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification


(b) Reports on Form 8-K:

    None

A SUPER DEAL.COM, INC.
A Development Stage Enterprise

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

Date: April 15, 2006               By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Principle Executive Officer

Date: April 15, 2006               By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


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


                               26
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Barney A. Richmond

Barney A. Richmond
Principle Executive Officer

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

                               27


A SUPER DEAL.COM, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A SUPER DEAL.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending FEBRUARY 28, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
Principle Executive Officer
Date: April 15, 2006



                               28


A SUPER DEAL.COM, INC.
A Development Stage Enterprise

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2006


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






































                               29