Form 10KSB
period 2006-05-31
SUPER DEAL.COM, INC.
filed 2006-08-29
CIK 1321507

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended MAY 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                  to

                Commission file number 000-51419


                     A SUPER DEAL.COM, INC.


        (Name of small business issuer in its character)

        Florida                                       20-14499410

 (State or other jurisdiction               (I.R.S Employer Identification No.)
 of incorporation or organization)


         100 Village Square Crossing, Suite 202                33410
                 Palm Beach Gardens, FL

        (Address of principle executive offices)             (Zip Code)


Issuer's telephone number, including area code: (561) 207-6395


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2006 the issuer had 12,529,609 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X













































A SUPER DEAL.COM, INC.           Form 10-KSB                  MAY 31, 2006
(A Development Stage Company)

INDEX
                                                                    PAGE NO.
PART I

ITEM 1   DESCRIPTION OF BUSINESS..........................................4

ITEM 2   DESCRIPTION OF PROPERTY..........................................5

ITEM 3   LEGAL PROCEEDINGS................................................5

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............5

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........5

ITEM 6   MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS..5

ITEM 7   FINANCIAL STATEMENTS AND NOTES TO FINANCIALS ....................F-1

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................F-13

ITEM 8A  CONTROLS AND PROCEDURES..........................................F-13

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS................22

ITEM 10  EXECUTIVE COMPENSATION...........................................23

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...23

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................23

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.................................24

ITEM 14  PRINCIPLE ACCOUNTANT FEES AND SERVICES...........................24

SIGNATURES AND CERTIFICATIONS.............................................25




















A SUPER DEAL.COM, INC.
(A Development Stage Company)
GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to A Super Deal.com, Inc.("A Super Deal.com, Inc."). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for the future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variation of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off A Super Deal.com into a independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of A Super Deal.com.

A Super Deal.com, Inc.(the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc.

eCom eCom.com, Inc. spun off A Super Deal.com, Inc. on June 4, 2004.

The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

The Company does not have any off-balance sheet arrangements.

A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 100 Village Square Crossing, Suite, 202, Palm Beach Gardens, Florida 33410, consisting of approximately 784 square feet of office space. The Company shares the office with American Capital Holdings, Inc. ("ACH"). ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $2,330.92 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock: There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue.

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

Security Holders: The Company has approximately 5,000 shareholders. The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.

Dividends: There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

History of Spin-Off Company:

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company.

A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. under Chapter 11 Title 11, of the United States Bankruptcy Code. Thereafter, an order for relief was entered by the United States Bankruptcy Court on May 16, 2005. On June 2, 2005, the shares of the Spin-Off Company were distributed to eCom shareholders of record, as of May 27, 2005. Subsequent thereto, eCom caused a registration statement on Form 10-SB to be filed for the Company.

eCom believed that it could effectuate the spin-offs pursuant to the criteria and procedures set forth in the September 16, 1997 Securities and Exchange Commission Staff Legal Bulletin No. 4 issued regarding the applicability of
Section 5 of the Securities Act of 1933 ("The Bulletin"). eCom was subsquently advised by the Staff of the Securities and Exchange Commission ("SEC") that the Spin-Off Company may not qualify for the spinoff procedures set forth in the Bulletin for a number of reasons, including the facts that (i)there may not have been a valid "business purpose" as defined in the Bulletin, and (ii)the certificates evidencing the shares were distributed prior to having an effective Form 10-SB registration statement available for distribution to shareholders.

As stated in the Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc., filed in the United States Bankruptcy Court Southern District of Florida on August 18, 2006, Article VIII, Section 8.06 Spin-Off of
Subsidiaries: "At the request of the SEC staff, eCom voluntarily withdrew the Form 10-SB registration statement. A Form 10-SB registration statement will be filed post-Effective Date for each of the Subsidiaries when appropriate transactions are finalized as to each Subsidiary."

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

It is the intention of the Company to perform a merger or acquisition with a privately owned operating business that is generating substantial revenues. After a merger or acquisition has occurred, the Company will then file its Form 10-SB and SB-2.

A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. There is currently no public market for the Company's common stock, until such time as the Company's Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.

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

COMPARISON OF RESULTS OF OPERATIONS: Year Ended May 31, 2006 vs. Year Ended May 31, 2005.

Revenue for the year ended May 31, 2006 was $0 compared to $0 of revenue recorded for the year ended May 31, 2005.

Cost of sales which includes depreciation expense $0, for the year ended May 31, 2006 and $0, for the year ended May 31, 2005.

Total operating expenses for the year ended May 31, 2006 was $130,279 compared to $41,408 for the year ended May 31, 2005.

Administrative expense $110,279 in fiscal year 2006 versus $41,408 in 2005 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2006 resulted in a net loss of $(130,896) versus a net loss of $41,408 recorded in the year ended May 31, 2005.



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

A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:




                        INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2006 and 2005.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2006 and 2005 and from
           Inception, March 1, 2004, through May 31, 2006..............F-4

          Statement of Changes in Shareholders' Equity
           From Inception, March 1, 2004, through May 31, 2006.........F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2006 and 2005 and from
           Inception, March 1, 2004, through May 31, 2006..............F-6

          Notes to Financial Statements................................F-8

                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
A SUPER DEAL.COM, INC.
(A Development Stage Company)
Palm Beach Gardens, Florida

We have audited the accompanying balance sheets of A Super Deal.com, Inc. (A Development Stage Company), as of May 31, 2006 and 2005, and the related statements of operations and cash flows for the twelve months ended May 31, 2006 and 2005 and from inception, March 1, 2004, through May 31, 2006, and statement of changes in shareholders' equity from inception, March 1, 2004, through May 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Super Deal.com, Inc. (A Development Stage Company), as of May 31, 2006 and 2005 and the results of its operations and cash flows for the years ended May 31, 2006 and 2005 and for the period from inception, March 1, 2004, through May 31, 2006, and the statement of changes in shareholders' equity from inception March 1, 2004 through May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 25, 2006

A SUPER DEAL.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2006 AND 2005
                                                 2006                2005
ASSETS                                     -------------       ------------
    Current Assets
         Cash and Cash Equivalents           $     133          $    25,427
         Inventory                              12,000               32,000
         Prepaid Expense                         5,000                    -
         Loan Receivable                         8,000                5,000
                                             -------------       ------------

             Total Current Assets               25,133               62,427
                                             -------------       ------------



TOTAL ASSETS                                 $  25,133           $   62,427
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                 $  13,952            $   1,053
            Loans Payable                        5,378                   70
            Shareholder Loans                   25,782               45,716
                                             -------------       ------------
         Total Current Liabilities              45,112               46,839
                                             -------------       ------------
     Total Liabilities                          45,112               46,839
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 12,529,609 shares issued
         and outstanding                       125,297

         Common Stock $.01 par value, 100 million
         Shares authorized, 2,999,503 shares issued
         and outstanding                                             29,995
         Paid-in-Capital                        27,005               27,005
         Deficit accumulated during the
          development stage                   (172,281)             (41,412)
                                             -------------       ------------
  Total Stockholders' Equity                   (19,979)              15,588
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $  25,133           $   62,427
                                             =============       ============


The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005 AND FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2006
                                                               INCEPTION,
                                                            MARCH 1, 2004
                                                                THROUGH
                                     2006        2005         MAY 31, 2006
                                -------------  ------------    ------------
 Revenues
    Net Sales                 $          -     $        -    $         -
    Cost of Sales                        -              -              -
                               -------------  ------------    ------------
       Gross Profit                      -              -              -

 Operating Expenses
   General and Administrative      110,251       41,408          151,664
   Write down of Inventory          20,000            -           20,000
                               -------------  ------------    ------------
       Total Operating Expenses    130,251       41,408          171,664

                                ------------  ------------    ------------
         Loss from Operations     (130,251)     (41,408)        (171,664)
                                ------------  ------------    ------------

  Other Income (Expense)
      Interest Expense                (617)           -             (617)
                               -------------  ------------    ------------
       Net Other Expenses             (617)                         (617)

      Net Loss                $   (130,868)   $ (41,408)      $ (172,281)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share    $    (.015)     $    (.08)
                              =============   ============


Weighted Average Shares
     Outstanding                 8,925,771       494,029
                              =============   ============









The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2006

                           Number   At Par     Add'l                Total
                             of      Value   Paid In  Accumulated  Stockholder
                           Shares     $.01   Capital   (Deficit)     Equity
Balance At Inception    ----------- -------- --------- ---------- -----------
 March 1, 2004                    0  $      0 $      0  $       0  $       0

Issuance of
 Common Stock to
 eCom eCom.com, Inc.              1         0        0          0          0

Cancellation of Common Stock
 by eCom eCom.com, Inc.          (1)        0        0          0          0

Issuance of
 Common Stock to
 eCom shareholders          499,503     4,995   (4,995)         0          0

Asset Distribution from
 eCom eCom                        0         0   32,000          0     32,000

Net Loss 2004                                                  (5)        (5)

Sale of Common Stock
 (See Note N)             2,500,000    25,000        0          0     25,000

Net Loss 2005                                             (41,408)   (41,408)

Convert Debt to
 Common Stock
 (See Note O)             8,530,106    85,302        0          0     85,302

Convert Professional
 Fees to Common Stock     1,000,000    10,000        -          -     10,000

 Net Loss 2006                    -         -        -   (130,868)  (130,868)
                         ----------- -------- ---------  ---------- -----------
Balance,
 May 31, 2006            12,529,609  $125,297  $27,005  $(172,281)  $ 19,979
                        ============ ======== ========== ========== ===========








The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005 AND FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2006

                                                                    INCEPTION
                                                                  MARCH 1, 2004
                                                                    THROUGH
                                               2006       2005    MAY 31, 2006
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers              $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                           (27,602)   (40,289)    (67,891)
  Income taxes paid                                -          -           -
  Interest paid                                    -          -           -
  Interest received                                -          -           -
                                            ----------  ---------   ---------
   Net Cash Flows Used in
       Operating Activities                  (27,602)   (40,289)    (67,891)
                                            ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                     -          -           -
                                            ----------  ---------   ---------

Cash Flows From Financing Activities
  Capital contributions                            -          -
  Proceeds of loans from stockholders
     and related companies                     5,308     45,716      51,024

  Loan to related companies                        -     (5,000)     (5,000)
  Proceeds from Sale of Common Stock
    (Net of Stock issue costs of $0)               -     25,000      25,000
  Proceeds of loans to related company        (3,000)         -      (3,000)
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities          2,308     65,716      64,408
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash            (25,294)    25,427         133

Cash and Cash Equivalents at
 Beginning of Period                          25,427          0           0

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $    133   $ 25,427   $     133
                                            ==========  =========   =========


The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                2006                2005


  Net Income (Loss)                       $  (130,868)        $   (41,408)
  Add items not requiring outlay of cash:
   Write off of intangible assets                   0                  66
   Convert related company debt to equity      85,301                   -
   Convert professional fees to equity         10,000                   -
   Write down of inventory                     20,000                   -
 Cash was increased by:
   Increase in accounts payable                12,900               1,053
 Cash was decreased by:
   Decrease in accounts payable
      to related company                      (19,935)                  -
   Increase in prepaid assets                  (5,000)                  -
                                           -------------       ------------
      Net Cash Flows Used in
       Operating Activities               $   (27,602)        $   (40,289)
                                          ===============      ==============


Non-Cash Transactions:

The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of A Superdeal.com, Inc. The related company invoiced A Superdeal.com, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $85,301 were converted to 8,530,106 of A Superdeal.com, Inc.'s common stock.

A Superdeal.com, Inc. also paid the professional fees of an independent third party in the amount of $10,000 by issuing 1 million shares of its common stock.









The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

A Super Deal.com's core business was the marketing of guaranteed authentic hand-signed sports memorabilia.

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off A Super Deal.com into a independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of A Super Deal.com.

A Super Deal.com, Inc.(the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc.

eCom eCom.com, Inc. spun off A Super Deal.com, Inc. on June 4, 2004.

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

REVENUE RECOGNITION
Product revenue is recognized when the product is shipped. Service revenue is recognized when the service is complete. Dividends from investments are recognized when declared payable by the underlying investment. Capital gains and losses are recorded on the date of the sale of the investment.

CASH
Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
It is the policy of management to review the outstanding accounts receivable at each year end, as well as the bad debt write-offs experienced in the past, in order to establish an allowance for doubtful accounts for uncollectible amounts.

DEPRECIATION
Property and equipment will be recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation will be computed using the straight-line method.

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

RECLASSIFICATION
Certain reclassifications have been made to the prior years financial statements in order for them to be in conformity with the current years presentation.

NOTE C - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2006 in the amount of $5,000 which consist of professional consulting fees paid in advance.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loan receivable from a related party, is non-interest bearing, non-collateralized and due on demand.

NOTE E - DEVELOPMENT STAGE COMPANY

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in the insurance, environmental, medical, or energy business.

NOTE F - INTANGIBLE ASSETS

Management has estimated that the useful life of certain intangible assets is five (5) years. The Company amortizes intangible assets using the straight line method over sixty (60) months. Management determined that the Intangible Asset was fully impaired and wrote off the remaining balance in 2005.

A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE G - INVENTORY

Inventories are valued at the lower of cost (first-in, first-out) or market. Management has estimated that the market value inventory of the trading cards has decreased in the past year and, therefore, has written down the carrying value of the cards by $20,000 to their estimated value of $12,000 in the current period.

NOTE H - SHAREHOLDER LOANS AND LOANS PAYABLE

The Shareholder loans and loans payable is non-interest bearing, non-collateralized, and is due on demand. The loans payable to a related company are non-interest bearing, non-collateralized and due on demand.

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2006 totals approximately $166,500. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE J - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the twelve months ended May 31, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              MAY 31, 2006

       Loss carry forward for tax purposes             $    166,500
                                                       ================
       Deferred tax asset (34%)                              56,624
       Valuation allowance                                  (56,624)

       Net deferred tax asset                          $          -

                                                       ================
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2006 was approximately $166,500. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE L - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for it's operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2006 is approximately $79,000. A portion of the liabilities payable to American Capital, $85,301, were converted to common stock and paid in capital at the end of the reporting period.

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore assets will be increased; and depreciation and accretion

A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE N - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 2.5 million shares of A Super Deal.com, Inc. common stock on May 31, 2005 for $25,000. See Note A. American Capital Holdings, Inc. distributed the 2.5 million common shares to its shareholders in the form of a dividend. The 8,530,106 common shares distributed to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006, see note O. By definition, A Super Deal.com, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of A Super Deal.com, Inc.

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current years accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of A Super Deal.com, Inc. The related company invoiced A Super Deal.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, A Super Deal.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $85,302 by issuing the company 8,530,106 shares of its common voting shares. See Note N relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $25,782 at May 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A SUPER DEAL.COM, INC.
(A Development Stage Company)

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

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

Name                        Age                       Positions Held


Barney A. Richmond          54                  Chairman/President/Secretary
                                                         Director

Richard C. Turner           46                  Treasurer/Director


Barney A. Richmond has been President and a Director of the Company since February 2005. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations.

Mr. Richmond has been a member of the Boards of Directors of the Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc., Berkshire
International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, reporting, budgeting and cost accounting.

Our Board of Directors has determined that we have at least one financial expert, Richard C. Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

A Code of Ethics that applies to our chief executive and senior financial officers, as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors for review. Both Codes will be considered for adoption by the Board of Directors at its next meeting.
                               22
A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 10.  EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 12,529,609 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding

Barney A. Richmond, Director & President (1)    5,593,132            44.6%
601 Seafarer Circle
Jupiter, FL

Richard C. Turner, Director, Treasurer   (2)
& Chief Financial Officer                         178,466             1.4%
4200 Oak Street
Palm Beach Gardens, FL

Jeff Berkowitz                                  1,028,429             8.2%
11604 150th Court North
Jupiter, FL 33478

All Directors & Executive Officers             -----------        ---------
     as a group (2 persons)                     5,771,598              46%

(1) Includes a stock dividend of 4,528,339 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Richmond being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006.

(2) Includes a stock dividend of 131,272 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Turner being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.





A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.           Description

     Exhibit 3.1      Articles of Incorporation of the Company filed
                      March 1, 2004 (incorporated by reference to the Company's Form 10SB)

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

This release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in such forward-looking statements.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $1,048 for the fiscal year ended May 31, 2005, and $13,132 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2006, and $225 for the fiscal year ended May 31, 2005.









A SUPER DEAL.COM, INC.
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SUPER DEAL.COM, INC.
(Registrant)

By   /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
Date: August 25, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
Date: August 25, 2006

By   /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer
Date: August 25, 2006


Exhibit 31.1

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

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

A SUPER DEAL.COM, INC.
(A Development Stage Company)

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

Date: August 25, 2006

     /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer


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

                               26
A SUPER DEAL.COM, INC.
(A Development Stage Company)

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

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

Date: August 25, 2006

     /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer




A SUPER DEAL.COM, INC.
(A Development Stage Company)

Exhibit 32

In connection with the Annual Report of A SUPER DEAL.COM, INC.(the "Company") on Form 10-KSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
     August 25, 2006

     /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer
     August 25, 2006





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







