Form 10QSB
period 2006-11-30
SUPER DEAL.COM, INC.
filed 2007-03-23
CIK 1321507

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                   Form 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006
                              File Number 000-51419


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

As of November 30, 2006 the issuer had 20,076,765 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]


On March 3, 2005, A Super Deal.com, Inc. received Cusip Number: 00210R 10 6

On March 23, 2005, A Super Deal.com, Inc. received CIK Number: 0001321507









A SUPER DEAL.COM, INC.            FORM 10-QSB              NOVEMBER 30, 2006
A Development Stage Enterprise

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           November 30, 2006 and May 31, 2006 ....................... 4

          Statements of Operations:
           Six Months Ended November 30, 2006 and 2005 and from
           Inception, March 1, 2004 through November 30, 2006 ....... 5

          Statements of Operations:
           Three Months Ended November 30, 2006 and 2005 ............ 6

          Statement of Changes in Shareholders' Equity from
           Inception March 1, 2004, through November 30, 2006 ....... 7

          Statement of Cash Flows
           Three Months Ended November 30, 2006 and 2005 and from
           Inception March 1, 2004 through November 30, 2006 ........ 8

          Notes to Financial Statements..............................10

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....16

ITEM 3 Controls and Procedures.......................................22


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................23

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................23

ITEM 3 Defaults Upon Senior Securities...............................23

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........23

ITEM 5 Subsequent Events.............................................23

ITEM 6 Exhibits......................................................23

SIGNATURES AND CERTIFICATIONS........................................23






                                      2
                     Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
A Super Deal.com, Inc.
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of A Super Deal.com, Inc., a Development Stage Enterprise, as of November 30, 2006 and May 31, 2006, and the related statements of operations for six month periods ended November 30, 2006 and 2005 and from Inception, March 1, 2004, through November 30, 2006, the related statements of operations for three month periods ended November 30, 2006 and 2005, the statement of changes in stockholders' equity from March 1, 2004 through November 30, 2006 and the statement of cash flows for the six month periods ended November 30, 2006 and 2005 and Inception, March 1, 2004 through November 30, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
March 23, 2007





                                      3
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                    NOVEMBER 30, 2006       MAY 31, 2006
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents        $        483           $       133
    Inventory                              12,000                12,000
    Prepaid Expense                             -                 5,000
    Loan Receivable Related Parties         8,000                 8,000
                                      -----------           -----------
      Total Current Assets                 20,483                25,133
                                      -----------           -----------
TOTAL ASSETS                         $     20,483           $    25,133
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable               $     17,501           $    13,952
      Loans Payable                            70                 5,378
      Shareholder Loans Payable                 -                25,782
                                      -----------           -----------
    Total Current Liabilities              17,571                45,112
                                      -----------           -----------
  Total Liabilities                        17,571                45,112
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    20,076,765 at November 30, 2006
    and 12,529,609 at May 31, 2006        200,768               125,297
    Paid-in Capital                        27,005                27,005
    Deficit Accumulated during
    the Development Stage                (224,861)             (172,281)
                                      -----------           -----------
    Total Stockholders' Equity              2,912               (19,979)
                                      -----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $    20,483           $    25,133
                                      ===========           ===========




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      4
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                                2006            2005    NOVEMBER 30, 2006
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     51,764         56,156        203,428
  Write Down of Inventory             -         20,000         20,000
                            ------------   ------------   ------------
    Total Operating Expenses     51,764         76,156        223,428
                            ------------   ------------   ------------
    Loss from Operations        (51,764)       (76,156)      (223,428)
  Interest Expense                  816              -          1,433
                            ------------   ------------   ------------
Net Loss                    $   (52,580)   $   (76,156)   $  (224,861)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $     (.003)     $    (.011)
                            ============   ============

Weighted Average Shares
            Outstanding      15,541,937      6,400,142
                            ============   ============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.












                                      5

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

                                      2006               2005
                                  ------------      ------------
Revenues
  Net Sales                       $         -       $         -
  Cost of Sales                             -                 -
                                  ------------      ------------
    Gross Profit                            -                 -
Operating Expenses
  General and Administrative           17,785            15,636
  Write Down of Inventory                   -            20,000
                                  ------------      ------------
    Total Operating Expenses           17,785            35,636
                                  ------------      ------------
    Loss from Operations              (17,785)          (35,636)
  Interest Expense                        341                 -
                                  ------------      ------------
Net Loss                          $   (18,126)      $   (35,636)
                                  ============      ============

Basic and Diluted
  Net Loss per Common Share       $     (.001)      $     (.004)
                                  ============      ============

Weighted Average Shares
            Outstanding            19,315,515         9,763,485
                                  ============      ============








Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.













                                     6
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                        Number    At Par    Add'l                   Total
                          of       Value   Paid In  Accumulated  Stockholder
                        Shares     $.01    Capital   (Deficit)      Equity
Balance,              ---------  --------  --------  ---------    ---------
  March 1, 2004              0   $      0  $      0  $      0     $      0

Issuance of Common
  Stock to eCom eCom         1          -         -         -            -

Cancellation of Common
  Stock by eCom eCom        (1)         -         -         -            -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders          499,503     4,995    (4,995)        -            -

Asset Distribution
 from eCom eCom              -          -    32,000         -       32,000

Net Loss 2004                -          -         -        (5)          (5)

Sale of Common Stock
  (See Note N)        2,500,000    25,000         -         -       25,000

Net Loss 2005                -         -          -   (41,408)     (41,408)

Convert Related Party
  Debt to Common
  Stock (See Note O)  8,530,106    85,301         -         -       85,301

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -       10,000

Net Loss 2006                -         -          -  (130,868)    (130,868)

Convert Related Party
  Debt to Common Stock
  (See Note N)        6,697,156    66,972         -         -       66,972

Convert Professional
  Fees to Common Stock  850,000     8,500         -         -        8,500

Net Loss Year-to-Date        -         -          -   (52,580)     (52,580)
                     ----------  --------  --------  ---------    ---------
Balance,
  November 30, 2006  20,076,765  $200,768  $ 27,005 $(224,861)   $   2,912
                     ==========  ========  ========  =========    =========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      7
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)

                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                        2006        2005    NOVEMBER 30, 2006
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                     (44,031)     (8,257)       (97,137)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities            (44,031)     (8,257)       (97,137)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                  75,471           -        100,471
  Proceeds of loans from shareholders        -           -         51,024
  Repayment of loans from shareholders (25,782)          -        (25,782)
  Repayment of loans - related company  (5,308)    (13,000)       (10,308)
  Loans to related company                   -      (3,000)        (3,000)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   44,381     (16,000)        97,620
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          350     (24,257)           483

Cash and Cash Equivalents at
 Beginning of Period                       133      25,427              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $     483   $   1,170      $     483
                                     ==========  ==========     ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      8

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                                    2006               2005
                                              ------------       ------------
  Net Income (Loss)                           $   (52,580)       $   (76,156)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  7
   Convert related party debt to equity                 -             40,825
   Write down of inventory                              -             20,000

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     3,549              7,067

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (44,031)       $    (8,257)
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

NOTE C - PREPAID EXPENSES

The Company has prepaid expenses of $0 and $5,000 at November 30, 2006 and May 31, 2006, respectively, which consist of professional consulting fees paid in advance.

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

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2006 totals approximately $218,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                       NOVEMBER 30, 2006

     Loss carry forward for tax purposes                $    218,000
                                                        ===============
       Deferred tax asset (34%)                               74,120
       Valuation allowance                                   (74,120)
                                                        ---------------
       Net deferred tax asset                           $         -
                                                        ===============

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE K - STOCKHOLDERS' EQUITY

The computation of diluted loss per share does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

                                      12
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE L - RELATED PARTY TRANSACTIONS

The Company has payables due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for its operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total of expenses allocated to the Company in the six months ended November 30, 2006 is approximately $27,281. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, was issued in December 2004. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.





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


                                     14
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year's accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of A Super Deal.com, Inc. The related company invoiced A Super Deal.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, A Super Deal.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $85,302 by issuing the company 8,530,106 shares of its common voting shares. See Note N relating to the distribution of these shares. An additional 5,306,275 shares of common stock were issued to the related company in payment of accounts payable during the six months ended November 30, 2006. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at November 30, 2006.










                                      15
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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


                                      16
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


                                      17
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

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

On May 3, 2006 the United States Trustee filed a Motion To Dismiss Case or Convert Case to a Chapter 7. On May 5, 2005 the United States Trustee filed a Notice of Hearing set for June 19, 2005. On June 13, 2006 a letter was written to the United States Trustee's Office from Michael Yetnikoff, Esq.
of Schiff-Hardin L.P. The purpose of Mr. Yetnikoff's correspondence was to request a thirty (30) day extension to this June 19, 2006 hearing to allow the SEC the time to review eCom's proposed Reorganization Plan and Disclosure Statement. Mr. Yetnikoff's firm represents petitioning creditors and Plan
                                      18
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

Proponent, American Capital Holdings, Inc. During the period from July thru August, 2006, the Debtor's attorney of Kluger, Peretz, Kaplin & Berlin and Mr. Yetnikoff of Schiff-Hardin, LP were in frequent contact with the SEC offices in Atlanta, Georgia regarding eCom's Joint Plan of Reorganization and Disclosure Statement. On July 10, 2006, the Company's attorneys received written notice from the SEC to leave the treatment of the eCom spinoff companies as is. On August 25, 2006 the Joint Plan of Reorganization and Disclosure Statement was filed by the Debtor, eCom and Petitioning Creditor American Capital Holdings, Inc. On September 7, 2006 the SEC notified the eCom's and American Capital Holdings, Inc's attorneys there were no unsatisfied comments regarding the Plan and Disclosure Statement.

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

A transcript of the March 12, 2007 hearing is attached as Exhibit 99.6. As soon as final orders are given by the bankruptcy court, they will posted on the eCom website at www.ecomecom.net.

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

The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.
                                      19
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

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


RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2006 with the six months ended November 30, 2005
------------------------------------------------------------------------------
Revenue for the six month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which includes depreciation expense, was $0 for both six month periods.

Operating expenses for the six months ended November 30, 2006 totaled $(51,764) compared to $(76,156) for the six months ended November 30, 2005. The primary cause of the decline was a write-off of inventory during the prior year period in the amount of $20,000. Other charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current year period was $816 compared to $0 in the prior year period.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the six months ended November 30, 2006 was $(52,580) versus a net loss of $(76,156) recorded in the six months ended November 30, 2005.


Comparison of the three months ended November 30, 2006 with the three months ended November 30, 2005
----------------------------------------------------------------------------
Revenue for the three month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.

Operating expenses for the three months ended November 30, 2006 totaled $(17,785) compared to $(35,636) for the three months ended November 30, 2005. The $20,000 write-off of inventory in the prior year period accounted for most of the decrease.

Interest expense in the current quarter was $341 compared to $0 in the prior year quarter.
                                      20
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the three months ended November 30, 2006 was $(18,126) versus a net loss of $(35,636) recorded in the three months ended November 30, 2005.


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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance
                                      21

A SUPER DEAL.COM, INC.
A Development Stage Enterprise

that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 5. SUBSEQUENT EVENTS.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------

  31.1      Certification required under Section 302 of
             the Sarbanes-Oxley Act of 2002 by the CEO
                                      22
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

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

March 23, 2007                          By: /s/ Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

March 23, 2007                          By: /s/ Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer





                                      23
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 23, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President                             24
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

Date: March 23, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      25

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A Super Deal.com, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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







                                      26