Form 10QSB
period 2007-02-28
SUPER DEAL.COM, INC.
filed 2007-05-11
CIK 1321507

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                   Form 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007
                              File Number 000-51419


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


                         1016 CLEMMONS STREET, SUITE 302
                              JUPITER, FLORIDA 33477
                      ------------------------------------
                    (Address of principal executive offices)


                                 (561) 745-6789
                ------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes [ X  ]  No [   ]

As of February 28, 2007 the issuer had 21,539,265 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]


On March 3, 2005, A Super Deal.com, Inc. received Cusip Number: 00210R 10 6

On March 23, 2005, A Super Deal.com, Inc. received CIK Number: 0001321507









A SUPER DEAL.COM, INC.            FORM 10-QSB              FEBRUARY 28, 2007
A Development Stage Enterprise

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           February 28, 2007 and May 31, 2006 ....................... 4

          Statements of Operations:
           Nine Months Ended February 28, 2007 and 2006 and from
           Inception, March 1, 2004 through February 28, 2007 ....... 5

          Statements of Operations:
           Three Months Ended February 28, 2007 and 2006 ............ 6

          Statement of Changes in Shareholders' Equity from
           Inception, March 1, 2004, through February 28, 2007 ...... 7

          Statement of Cash Flows
           Three Months Ended February 28, 2007 and 2006 and from
           Inception, March 1, 2004, through February 28, 2007 ...... 8

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






                                      2
                     Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
A Super Deal.com, Inc.
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of A Super Deal.com, Inc., a Development Stage Enterprise, as of February 28, 2007 and May 31, 2006, and the related statements of operations for nine month periods ended February 28, 2007 and 2006 and from Inception, March 1, 2004, through February 28, 2007, the related statements of operations for three month periods ended February 28, 2007 and 2006, the statement of changes in stockholders' equity from March 1, 2004 through February 28, 2007, and the statement of cash flows for the nine month periods ended February 28, 2007 and 2006 and Inception, March 1, 2004, through February 28, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 16, 2007





                                      3
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                   FEBRUARY 28, 2007       MAY 31, 2006
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents        $        554           $       133
    Inventory                              12,000                12,000
    Prepaid Expense                             -                 5,000
    Loan Receivable Related Parties         8,000                 8,000
                                      -----------           -----------
      Total Current Assets                 20,554                25,133
                                      -----------           -----------
TOTAL ASSETS                         $     20,554           $    25,133
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable               $     17,501           $    13,952
      Loans Payable                            70                 5,378
      Shareholder Loans Payable                 -                25,782
                                      -----------           -----------
    Total Current Liabilities              17,571                45,112
                                      -----------           -----------
  Total Liabilities                        17,571                45,112
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    21,539,265 at February 28, 2007
    and 12,529,609 at May 31, 2006        215,392               125,297
    Paid-in Capital                        27,005                27,005
    Deficit Accumulated during
    the Development Stage                (239,414)             (172,281)
                                      -----------           -----------
    Total Stockholders' Equity              2,983               (19,979)
                                      -----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $    20,554           $    25,133
                                      ===========           ===========




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      4
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                                2007            2006    FEBRUARY 28, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     66,317         76,678        217,981
  Write Down of Inventory             -         20,000         20,000
                            ------------   ------------   ------------
    Total Operating Expenses     66,317         96,678        237,981
                            ------------   ------------   ------------
    Loss from Operations        (66,317)       (96,678)      (237,981)
  Interest Expense                 (816)             -         (1,433)
                            ------------   ------------   ------------
Net Loss                    $   (67,133)   $   (96,678)   $  (239,414)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $     (.004)    $    (.013)
                            ============   ============

Weighted Average Shares
            Outstanding      17,058,963      7,711,380
                            ============   ============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.












                                      5

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

                                      2007              2006
                                  ------------      ------------
Revenues
  Net Sales                       $         -       $         -
  Cost of Sales                             -                 -
                                  ------------      ------------
    Gross Profit                            -                 -
Operating Expenses
  General and Administrative           14,553            20,521
                                  ------------      ------------
    Total Operating Expenses           14,553            20,521
                                  ------------      ------------
    Loss from Operations              (14,553)          (20,521)
  Interest Expense                          -                 -
                                  ------------      ------------
Net Loss                          $   (14,553)      $   (20,521)
                                  ============      ============

Basic and Diluted
  Net Loss per Common Share       $    (.001)       $    (.003)
                                  ============      ============

Weighted Average Shares
            Outstanding            20,093,015         7,711,380
                                  ============      ============








Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.













                                     6

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                        Number    At Par    Add'l                    Total
                          of       Value   Paid In   Accumulated  Stockholder
                        Shares     $.01    Capital    (Deficit)      Equity
Balance,              ---------  --------  --------  ----------    ---------
  March 1, 2004              0   $      0  $      0   $      0     $      0

Issuance of Common
  Stock to eCom eCom         1          -         -          -            -

Cancellation of Common
  Stock by eCom eCom        (1)         -         -          -            -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders          499,503     4,995    (4,995)         -            -

Asset Distribution
 from eCom eCom              -          -    32,000          -       32,000

Net Loss 2004                -          -         -         (5)          (5)

Sale of Common Stock
  (See Note N)        2,500,000    25,000         -          -       25,000

Net Loss 2005                -         -          -    (41,408)     (41,408)

Convert Related Party
  Debt to Common
  Stock (See Note O)  8,530,106    85,301         -          -       85,301

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -          -       10,000

Net Loss 2006                -         -          -   (130,868)    (130,868)

Convert Related Party
  Debt to Common Stock
  (See Note N)        8,159,656    81,596         -          -       81,596

Convert Professional
  Fees to Common Stock  850,000     8,500         -          -        8,500

Net Loss Year-to-Date        -         -          -    (67,133)     (67,133)
                     ----------  --------  --------  ----------    ---------
Balance,
  February 28, 2007  21,539,265  $215,392  $ 27,005  $(239,414)   $   2,983
                     ==========  ========  ========  ==========    =========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      7
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)

                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                        2007        2006    FEBRUARY 28, 2007
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                     (58,584)     (9,235)      (126,477)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities            (58,584)     (9,235)      (126,477)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                  90,096           -        115,096
  Proceeds of loans from shareholders        -           -         51,024
  Repayment of loans from shareholders (25,781)          -        (25,781)
  Repayment of loans - related company  (5,308)    (13,000)       (10,308)
  Loans to related company                   -      (3,000)        (3,000)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   59,005     (16,000)       127,031
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          421     (25,235)           554
Cash and Cash Equivalents at
 Beginning of Period                       133      25,427              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $     554   $     192      $     554
                                     ==========  ==========     ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      8


A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                                    2007               2006
                                              ------------       ------------
  Net Income (Loss)                           $   (67,133)       $   (96,678)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                 11
   Convert related party debt to equity                 -             52,584
   Convert professional fees to equity                  -             10,000
   Write down of inventory                              -             20,000

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     3,549             12,348

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -             (7,500)
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (58,584)       $    (9,235)
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

The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is (561) 745-6789.

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

NOTE C - PREPAID EXPENSES

The Company has prepaid expenses of $0 and $5,000 at February 28, 2007 and May 31, 2006, respectively, which consist of professional consulting fees paid in advance.

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

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2007 totals approximately $232,550. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                       FEBRUARY 28, 2007

     Loss carry forward for tax purposes                $    232,550
                                                        ===============
       Deferred tax asset (34%)                               79,067
       Valuation allowance                                   (79,067)
                                                        ---------------
       Net deferred tax asset                           $         -
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total of expenses allocated to the Company in the nine months ended February 28, 2007 is approximately $37,906. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year's accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of A Super Deal.com, Inc. The related company invoiced A Super Deal.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, A Super Deal.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $85,302 by issuing the company 8,530,106 shares of its common voting shares. See Note N relating to the distribution of these shares. An additional 6,368,775 shares of common stock were issued to the related company in payment of accounts payable during the nine months ended February 28, 2007. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at February 28, 2007.










                                      15
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 28, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

On June 2, 2005, as ordered by Judge Friedman on May 16, 2005, eCom filed its Chapter 11 Bankruptcy schedules with the United States Southern District of Florida Bankruptcy Court. A June 5, 2005 hearing was held in front of Judge Steven H. Friedman regarding the pending motions for: (a) the approval of eCom's bankruptcy legal counsel, Kluger, Peretz, Kaplan & Berlin, L.P.; (b) the approval of Barney A. Richmond to become Chief Executive Officer of eCom; and
(c) the preliminary approval of One Hundred Thousand ($100,000) of Debtor-


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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.6. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.7. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Wednesday May 14, 2007 at 2:00 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company has purposely postponed acquisition and funding commitment discussions until after the May 14, 2007 hearing is completed.

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


RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 28, 2007 with the nine months ended February 28, 2006
------------------------------------------------------------------------------
Revenue for the nine month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both nine month periods.

Operating expenses for the nine months ended February 28, 2007 totaled $(66,317) compared to $(96,678) for the nine months ended February 28, 2006. The primary cause of the decline was a write-off of inventory during the prior year period in the amount of $20,000. Other charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current year period was $816 compared to $0 in the prior year period.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the nine months ended February 28, 2007 was $(67,133) versus a net loss of $(96,678) recorded in the nine months ended February 28, 2006.


Comparison of the three months ended February 28, 2007 with the three months ended February 28, 2006
----------------------------------------------------------------------------
Revenue for the three month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.

Operating expenses for the three months ended February 28, 2007 totaled $(14,553) compared to $(20,521) for the three months ended February 28, 2006. The $20,000 write-off of inventory in the prior year period accounted for most of the decrease.


                                      20
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the three months ended February 28, 2007 was $(14,553) versus a net loss of $(20,521) recorded in the three months ended February 28, 2006.


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

  (a)  Exhibits:

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------

  31.1      Certification required under Section 302 of
             the Sarbanes-Oxley Act of 2002 by the CEO
                                      22

A SUPER DEAL.COM, INC.
A Development Stage Enterprise

  31.2      Certification required under Section 302 of
             the Sarbanes-Oxley Act 0f 2002 by the CFO

  32        Section 1350 Certification

  99.1      June 6, 2005 Court Orders issued by Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. (1)

  99.2      June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-
             In-Possession financing provided by American Capital Holdings. (1)

  99.3      July 18, 2005 letter from the Securities and Exchange Commission asking A Super Deal to provide legal analysis for their "spin-off" share issuance. (1)

  99.4      July 20, 2005, Motion for permission to perfect notice to
             all interested parties via the eCom website, and the July 25, 2005 Court Order this Motion To Limit Notice and the use of electronic service to notice shareholders (1)

  99.5      August 15, 2005 legal analysis from Barney A. Richmond filed in response to the SEC July 18, 2005 letter. (1)

  99.6      Transcript of March 12, 2007 Confirmation Hearing of debtor eCom
             eCom.com, Inc. (1)

  99.7      Order dated March 23, 2007 Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc.

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321507-07-000003)

   (b)  Reports on Form 8-K:

             None


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 16, 2007                          By: /s/ Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

April 16, 2007                          By: /s/ Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer

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

Date: April 16, 2007
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

Date: April 16, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      25

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A Super Deal.com, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 16, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 16, 2007


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