Form 10KSB
period 2007-05-31
SUPER DEAL.COM, INC.
filed 2007-08-31
CIK 1321507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the fiscal year ended May 31, 2007


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from              to ___________


                      Commission file number 000-51419


                             A SUPER DEAL.COM, INC.
        -----------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

                Florida                                 20-14499410
   ----------------------------------        ---------------------------------
     (State or other jurisdiction           (I.R.S Employer Identification No.)
    of incorporation or organization)

    1016 Clemmons Street, Suite 302
              Jupiter, FL                               33477-3305
   ----------------------------------        --------------------------------
(Address of principle executive offices)                (Zip Code)

Issuer's telephone number (561) 745-6789


Securities registered under Section 12 (b) of the Exchange Act:  None

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

        Common Stock, par value $.01 per share    CUSIP NUMBER: 00210R 10 6
      ----------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2007 the issuer had 25,089,265 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X








































A SUPER DEAL.COM, INC.             Form 10-KSB                  MAY 31, 2007
(A Development Stage Company)

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

ITEM 6   MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS..5

ITEM 7   FINANCIAL STATEMENTS AND NOTES TO FINANCIALS ....................F-1

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................F-13

ITEM 8A  CONTROLS AND PROCEDURES..........................................F-13

                                 PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS................F-13

ITEM 10  EXECUTIVE COMPENSATION...........................................23

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...24

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................24

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.................................24

ITEM 14  PRINCIPLE ACCOUNTANT FEES AND SERVICES...........................25

SIGNATURES AND CERTIFICATIONS.............................................26


       Exhibit 31.1  Certification required under Section 302 of .........27 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2  Certification required under Section 302 of .........28 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to ............29
                     Section 906 of the Sarbanes-Oxley Act



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

The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789.

For a more detailed description of the bankruptcy proceedings and future plans for the business see Part II, Item 6 under Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company does not have any off-balance sheet arrangements.
Employees:  The Company does not have any employees.


                                      4
A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 1016 Clemmons Street, Suite, 302, Jupiter, Florida 33477, consisting of approximately 1,277 square feet of office space. The Company shares the office with United States Financial Group, Inc. ("USFG"). USFG incurs the cost and full responsibility of the lease. The lease is for a term of two years, at a rental of $2,213 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2007.

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



                                        5
A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

On June 4, 2004, the Board of Directors of eCom readopted a resolution to spinoff the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom=s financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom=s shareholders in proportion to the shares held in eCom as the relevant record date.

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

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a reply with the SEC regarding their July 18, 2005 correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

                                        6


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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public are due on September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten percent (10%) interest, payable monthly plus one hundred thousand (100,000) $.01 cent warrants in the company.

Repayment of the promissory note will come from the following intended sources:
1. If the SEC 144 Six (6) Month Rule is adopted, the Company plans to immediately prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

2. If the SEC 144 Six (6) Month Rule is not adopted, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offerings in accordance with the existing two (2) year SEC 144 Rule. Upon completion of these offerings, several of the above described Companies would file SB-2 or S-3 Registration Statements to register common shares for resale. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.


                                      7



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

COMPARISON OF RESULTS OF OPERATIONS:

Year Ended May 31, 2007 vs. Year Ended May 31, 2006.

Revenue for the year ended May 31, 2007 and for the year ended May 31, 2006 was $0.

Cost of sales which includes depreciation expense for the year ended May 31, 2007 and for the year ended May 31, 2006 was $0.

Total operating expenses for the year ended May 31, 2007 was $99,557 compared to $130,251 for the year ended May 31, 2006.

Administrative expense $99,557 in fiscal year 2007 versus $110,251 in 2006 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2007 resulted in a net loss of $(103,740) versus a net loss of $(130,868) recorded in the year ended May 31, 2006.


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



                                     8

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










                                     9
A SUPER DEAL.COM, INC.
(A Development Stage Company)

ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:




INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2007 and 2006.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, March 1, 2004, through May 31, 2007..............F-4

          Statement of Changes in Shareholders' Equity
           From Inception, March 1, 2004, through May 31, 2007.........F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, March 1, 2004, through May 31, 2007..............F-6

          Notes to Financial Statements................................F-8


























                                   F-1
                  Wieseneck, Andres & Company, P.A.
                    Certified Public Accountants
                    772 U.S. Highway 1, Suite 100
                   North Palm Beach, Florida 33408
                            (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
A SUPER DEAL.COM, INC.
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheets of A Super Deal.com, Inc. (A Development Stage Company), as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the twelve months ended May 31, 2007 and 2006 and from inception, March 1, 2004, through May 31, 2007, and statement of changes in shareholders' equity from inception, March 1, 2004, through May 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Super Deal.com, Inc. (A Development Stage Company), as of May 31, 2007 and 2006 and the results of its operations and cash flows for the twelve months ended May 31, 2007 and 2006 and for the period from inception, March 1, 2004, through May 31, 2007, and the statement of changes in shareholders' equity from inception March 1, 2004 through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 28, 2007

                                     F-2
A SUPER DEAL.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2007 AND 2006
                                                  2007                2006
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents           $        114        $       133
         Inventory                                 12,000             12,000
         Prepaid Expense                               -               5,000
         Loan Receivable                            8,130              8,000
                                             -------------       ------------

             Total Current Assets                  20,244             25,133
                                             -------------       ------------

TOTAL ASSETS                                  $    20,244        $    25,133
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $    12,408        $    13,952
            Loans Payable                               -              5,378
            Shareholder Loans                       5,960             25,782
                                             -------------       ------------
         Total Current Liabilities                 18,368             45,112
                                             -------------       ------------
     Total Liabilities                             18,368             45,112
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 25,089,265 shares issued
         and outstanding                          250,892
         Common Stock $.01 par value, 100 million
         Shares authorized, 12,529,609 shares issued
         and outstanding                                             125,297
         Paid-in-Capital                           27,005             27,005
         Deficit accumulated during the
          development stage                      (276,021)          (172,281)
                                             -------------       ------------
  Total Stockholders' Equity                        1,876            (19,979)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $     20,244        $    25,133
                                             =============       ============



The accompanying notes are an integral part of these financial statements.


                                     F-3



A SUPER DEAL.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2007
                                                               INCEPTION,
                                                            MARCH 1, 2004
                                                                THROUGH
                                     2007        2006         MAY 31, 2007
                               -------------  ------------    ------------
 Revenues
    Net Sales                  $         -    $       -       $        -
    Cost of Sales                        -            -                -
                               -------------  ------------    ------------
       Gross Profit                      -            -                -

 Operating Expenses
   General and Administrative	       99,557       110,251         251,221
   Write down of Inventory               -         20,000          20,000
                               -------------  ------------    ------------
       Total Operating Expenses      99,557       130,251         271,221

                                ------------  ------------    ------------
         Loss from Operations       (99,557)     (130,251)       (271,251)
                                ------------  ------------    ------------

  Other Income (Expense)
       Interest Expense              (4,183)         (617)         (4,800)
                               -------------  ------------    ------------
       Net Other Expenses            (4,183)         (617)         (4,800)

      Net Loss                 $   (103,740)  $  (130,868)    $  (276,021)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share    $      (.006)   $     (.015)
                              =============   ============


Weighted Average Shares
     Outstanding                18,809,437      8,925,771
                              =============   ============








The accompanying notes are an integral part of these financial statements.





                                       F-4

A SUPER DEAL.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2007

                           Number   At Par     Add'l                Total
                             of      Value   Paid In  Accumulated  Stockholder
                           Shares     $.01   Capital   (Deficit)     Equity
Balance At Inception    ----------- -------- --------- ---------- -----------
 March 1, 2004                   0  $     0  $       0  $       0  $       0

Issuance of
 Common Stock to
 eCom eCom.com, Inc.             1        0          0          0          0

Cancellation of Common Stock
 by eCom eCom.com, Inc.         (1)       0          0          0          0

Issuance of
 Common Stock to
 eCom shareholders         499,503    4,995    (4,995)          0          0

Asset Distribution from
 eCom eCom                       0        0    32,000           0     32,000

Net Loss 2004                                                  (5)        (5)

Sale of Common Stock
 (See Note N)             2,500,000    25,000        0          0     25,000

Net Loss 2005                                             (41,408)   (41,408)

Convert Debt to
 Common Stock
 (See Note O)             8,530,106    85,302        0          0     85,302

Convert Professional
 Fees to Common Stock     1,000,000    10,000        -          -     10,000

Net Loss 2006                     -         -        -   (130,868)  (130,868)

Convert Related Party
 Debt to Common Stock
 (See Note O)            11,709,656   117,095        -          -    117,095

Convert Professional
  Fees to Common Stock      850,000     8,500        -          -      8,500

Net Loss 2007                     -         -        -   (103,740)  (103,740)
                         ----------- -------- ---------  ---------- -----------
Balance,
 May 31, 2007            25,089,265  $250,892 $ 27,005 $ (276,021) $   1,876
                         =========== ======== ========== ========== ===========

The accompanying notes are an integral part of these financial statements.
                                       F-5
A SUPER DEAL.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2007

                                                                   INCEPTION
                                                                  MARCH 1, 2004
                                                                    THROUGH
                                               2007       2006     MAY 31, 2007
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                               (818)   (27,602)    (68,710)
  Income taxes paid                                 -          -           -
  Interest paid                                     -          -           -
  Interest received                                 -          -           -
                                            ----------  ---------   ---------
Net Cash Flows Used in
       Operating Activities                      (818)   (27,602)    (68,710)
                                            ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                      -          -           -
                                            ----------  ---------   ---------

Cash Flows From Financing Activities
  Capital contributions                             -         -
  Proceeds of loans from stockholders
     and related companies                      1,000      5,308      52,024

  Loan to related companies                      (200)         -      (5,200)
  Proceeds from Sale of Common Stock
    (Net of Stock issue costs of $0)                -          -      25,000
  Proceeds of loans to related company              -     (3,000)     (3,000)
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities             800      2,308      68,824
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash                 (18)   (25,294)        114

Cash and Cash Equivalents at
 Beginning of Period                              133     25,427           0

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $     114   $    133    $    114
                                            ==========  =========   =========




The accompanying notes are an integral part of these financial statements.


                                     F-6
A SUPER DEAL.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                2007                2006
                                          ---------------      --------------

  Net Income (Loss)                       $     (103,740)      $    (130,868)
  Add items not requiring outlay of cash:
   Write off of intangible assets                      0                   0
   Convert related company debt to equity        117,095              85,301
   Convert professional fees to equity             8,500              10,000
      Write down of inventory                          0              20,000
 Cash was increased by:
   Increase in accounts payable                        0              12,900
   Decrease in prepaid assets                      5,000                   0
 Cash was decreased by:
   Decrease in accounts payable                   (1,544)                  0
   Decrease in accounts payable
      to related company                         (26,129)            (19,935)
   Increase in prepaid assets                          -              (5,000)
                                          ---------------      --------------
      Net Cash Flows Used in
       Operating Activities               $         (818)      $     (27,602)
                                          ===============      ==============


Non-Cash Transactions:

The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of A Superdeal.com, Inc. The related company invoiced A Superdeal.com, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $85,301 were converted to 8,530,106 of A Superdeal.com, Inc.'s common stock during the twelve months ended May 31, 2005. During the twelve months ended May 31, 2006 accounts payable in the amount of $125,595 were reduced by issuing 12,559,656 shares of common stock.

A Superdeal.com, Inc. also paid the professional fees of an independent third party in the amount of $10,000 by issuing 1 million shares of its common stock during the year ending May 31, 2006.








The accompanying notes are an integral part of these financial statements.


                                       F-7
A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

eCom eCom.com, Inc. spun off A Super Deal.com, Inc. on June 4, 2004. The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789.

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

DEPRECIATION
Property and equipment will be recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation will be computed using the straight-line method.
                                    F-8
A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE C - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related parties, $130 from eCom eCom, $3,000 from Green Energy Group, and $5,000 from USA Performance Products, are non-interest bearing, non-collateralized and due on demand.

NOTE D - INVENTORY

Inventories are valued at the lower of cost (first-in, first-out) or market. Management has estimated that the market value inventory of the trading cards had decreased at May 31, 2006 and, therefore wrote down the carrying value of the cards by $20,000 to their estimated value of $12,000. Management has determined that the fair value of inventory at May 31, 2007 remained the same.

NOTE E - DEVELOPMENT STAGE COMPANY

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in the insurance, environmental, medical, or energy business.

NOTE F - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2007 and 2006 in the amounts of $0 and $5,000, respectively, which consists of professional fees paid in advance.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of certain intangible assets is five (5) years. The Company amortizes intangible assets using the straight line method over sixty (60) months. Management determined that the Intangible Asset was fully impaired and wrote off the remaining balance in 2005.

NOTE H - SHAREHOLDER LOANS AND LOANS PAYABLE

The Shareholder loans and loans payable is non-interest bearing, non-collateralized, and is due on demand. The loans payable to a related company are non-interest bearing, non-collateralized and due on demand.
                                     F-9
A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2007 totals approximately $269,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024 and last until May 31, 2027.

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

NOTE J - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the twelve months ended May 31, 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                          MAY 31, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $       269,000
                                                       ================
       Deferred tax asset (34%)                                 91,460
       Valuation allowance                                     (91,460)
                                                       ----------------
       Net deferred tax asset                          $             -
                                                       ================

                                     F-10
A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED TAX ASSET (CONTINUED)

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2007 was approximately $269,000. These carry-forwards, which will be available to offset future taxable income, will expire between the years 2024 and 2027.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE L - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. American Capital Holdings is owed $5,960 for funds advanced to the Company for it's operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2007 and 2006 is approximately $70,000 and $79,000, respectively. A portion of the liabilities payable to American Capital, $85,301, were converted to common stock and paid in capital at the end of the reporting period.

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

                                     F-11

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

                                      F-12
A SUPER DEAL.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current years accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of A Super Deal.com, Inc. The related company invoiced A Super Deal.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2007, A Super Deal.com, Inc. reduced a portion of its outstanding accounts payable to related companies by $117,095 by issuing the companies 11,709,656 shares of its common voting shares. In the year ended May 31, 2006, A Super Deal.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $85,302 by issuing the company 8,530,106 shares of its common voting shares. See Note N relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $5,960 and $25,782 at May 31, 2007 and 2006 respectively.


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

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                      F-13



A SUPER DEAL.COM, INC.
(A Development Stage Company)

On January 23, 2006 the Board of Directors of the Company held a board meeting in order to remove the following persons as Directors of the Corporation:
Christopher J. Dillon and Linda A. Pellecchia.

Name                        Age                       Positions Held
______________________     _____               ______________________________

Barney A. Richmond          55                  Chairman/President/Secretary
                                                         Director

Richard C. Turner           47                  Treasurer/Director

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


                                       23

A SUPER DEAL.COM, INC.
(A Development Stage Company)
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 25,089,265 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.
                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
___________________                          ______________     ______________
Barney A. Richmond, Director & President (1)    4,528,339            18.0%
601 Seafarer Circle
Jupiter, FL

Richard C. Turner, Director, Treasurer   (2)
& Chief Financial Officer                         378,466             1.5%
4200 Oak Street
Palm Beach Gardens, FL

United States Financial Group, Inc.             2,090,833             8.3%
Jupiter, FL

American Capital Holdings, Inc.                 8,604,920            34.3%
Jupiter, FL

                                             ______________     ______________
All Directors & Executive Officers
     as a group (2 persons)                     4,906,805            19.5%

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
     -----------      ----------------------------------------------------------
     Exhibit 3.1      Articles of Incorporation of the Company filed
                      March 1, 2004 (incorporated by reference to the Company's
                      Form 10SB)
                                     24
A SUPER DEAL.COM, INC.
(A Development Stage Company)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

     Exhibit 99.1 July 18, 2005 letter from the Securities and Exchange Commission asking A Super Deal.com to provide legal analysis for their "spin-off" share issuance. (1)

     Exhibit 99.2 August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)

     Exhibit 99.3 Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)

     Exhibit 99.4 Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321507-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001321507-07-000004)

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

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.
The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $2,144 for the fiscal year ended May 31, 2007, and $13,132 for the fiscal year ended May 31, 2006.

Other Fees.
Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2007, and $0 for the fiscal year ended May 31, 2006.
                                     25
A SUPER DEAL.COM, INC.
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SUPER DEAL.COM, INC.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: August 28, 2007


























                                     26
A SUPER DEAL.COM, INC.
(A Development Stage Company)

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
                                   27
A SUPER DEAL.COM, INC.
(A Development Stage Company)


(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 28, 2007

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer


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

                                     28
A SUPER DEAL.COM, INC.
(A Development Stage Company)

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

Date: August 28, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer


Exhibit 32

In connection with the Annual Report of A SUPER DEAL.COM, INC.(the "Company") on Form 10-KSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     August 28, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     August 28, 2007

                                     29
A SUPER DEAL.COM, INC.
(A Development Stage Company)

[A signed original of this written statement required by Section 906 has been provided to A SUPER DEAL.COM, INC. and will be retained by A SUPER DEAL.COM, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to A SUPER DEAL.COM, INC., 1016 Clemmons St., Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.








































                                      30