Form 10QSB
period 2007-08-31
SUPER DEAL.COM, INC.
filed 2007-10-15
CIK 1321507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2007


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from              to ___________

                              File Number 000-51419

                              A SUPER DEAL.COM, INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Florida                                     20-1449410
 --------------------------------             --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                        1016 Clemmons Street, Suite 302
                             Jupiter, Florida 33477
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 745-6789
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of August 31, 2007 the issuer had 28,750,965 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005, A Super Deal.com, Inc. received Cusip Number: 00210R 10 6

On March 23, 2005, A Super Deal.com, Inc. received CIK Number: 0001321507
A SUPER DEAL.COM, INC.            FORM 10-QSB              August 31, 2007
A Development Stage Enterprise

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           August 31, 2007 and May 31, 2007 ......................... 4

          Statements of Operations:
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007.......... 5

          Statement of Changes in Shareholders' Equity from
           May 31, 2005 through August 31, 2007 ..................... 6

          Statement of Cash Flows
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007 ......... 7

          Notes to Financial Statements.............................. 9

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....15

ITEM 3 Controls and Procedures.......................................18


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................19

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................19

ITEM 3 Defaults Upon Senior Securities...............................19

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........19

ITEM 5 Subsequent Events.............................................19

ITEM 6 Exhibits......................................................19

SIGNATURES AND CERTIFICATIONS........................................20

  Exhibit 31.1  Certification required under Section 302 of .........21 the Sarbanes-Oxley Act of 2002 by the CE0

  Exhibit 31.2  Certification required under Section 302 of .........22 the Sarbanes-Oxley Act of 2002 by the CFO

  Exhibit 32    Certification of CEO and CFO Pursuant to ............23
                Section 906 of the Sarbanes-Oxley Act
                                      2
                    Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                            (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
A Super Deal.com, Inc.
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of A Super Deal.com, Inc., a Development Stage Enterprise, as of August 31, 2007, and the related statements of operations, for the three month periods ended August 31, 2007 and 2006 and Inception, March 1, 2004 through August 31, 2007, the statement of changes in stockholders' equity from May 31, 2005 through August 31, 2007 and the statement of cash flows for the three month periods ended August 31, 2007 and 2006 and Inception, March 1, 2004 through August 31, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 15, 2007







                                      3
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                     AUGUST 31, 2007        MAY 31, 2007
                                      -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents       $           1           $       114
    Inventory                              12,000                12,000
    Prepaid Expense                             -                     -
    Loan Receivable Related Parties         8,130                 8,130
                                       -----------           -----------
       Total Current Assets                20,131                20,244
                                       -----------           -----------
TOTAL ASSETS                        $      20,131           $    20,244
                                       ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
     Accounts Payable                 $    17,799           $    12,408
      Loans Payable                             -                     -
     Shareholder Loans Payable                  -                 5,960
                                       -----------           -----------
    Total Current Liabilities              17,799                18,368
                                       -----------           -----------
  Total Liabilities                        17,799                18,368
                                       -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    28,750,965 at August 31, 2007
    and 25,089,265 at May 31, 2007        287,509                250,892
    Paid-in Capital                        28,005                 27,005
    Deficit Accumulated during
    the Development Stage                (313,182)              (276,021)
                                        -----------           -----------
    Total Stockholders' Equity              2,332                  1,876
                                        -----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $    20,131           $     20,244
                                        ===========           ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.








                                      4

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004 THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                                 2007           2006      AUGUST 31, 2007
                             ------------   ------------   ------------
Revenues
  Net Sales                  $         -    $         -    $         -
  Cost of Sales                        -              -              -
                             ------------   ------------   ------------
    Gross Profit                       -              -              -

Operating Expenses
  General and Administrative      36,770         33,979        287,991
  Write Down of Inventory              -              -         20,000
                             ------------   ------------   ------------
    Total Operating Expenses      36,770         33,979        307,991
                              ------------   ------------   ------------
    Loss from Operations         (36,770)       (33,979)      (307,991)
  Interest Expense                   391            474          5,191
                             ------------   ------------   ------------
Net Loss                     $   (37,161)   $   (34,453)   $  (313,182)
                             ============   ============   ============

Basic and Diluted
  Net Loss per Common Share  $     (.001)   $     (.001)
                             ============   ============

Weighted Average Shares
            Outstanding       28,750,965     25,089,265
                             ============   ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.










                                      5

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2005 THROUGH AUGUST 31, 2007
(UNAUDITED)
                           Number   At Par     Add'l                  Total
                             of      Value   Paid In  Accumulated  Stockholder
                           Shares     $.01   Capital   (Deficit)     Equity
Balance                  ----------- -------- --------- ---------- -----------
 May 31, 2005             2,599,503  $ 29,995 $ 27,005  $ (41,412)  $ 15,588

Convert Debt to
 Common Stock
 (See Note O)             8,530,106    85,302        0          0     85,302

Convert Professional
 Fees to Common Stock     1,000,000    10,000        -          -     10,000

Net Loss 2006                     -         -        -   (130,868)  (130,868)

Convert Related Party
 Debt to Common Stock
 (See Note O)            11,709,656   117,095        -          -    117,095

Convert Professional
  Fees to Common Stock      850,000     8,500        -          -      8,500

Net Loss 2007                     -         -        -   (103,740)  (103,740)
                         ----------- -------- ---------  ---------- ----------
Balance,
 May 31, 2007            25,089,265   250,892   27,005   (276,021)     1,876

Convert Related Party
 Debt to Common Stock
 (See Note O)             1,961,700    19,617    1,000          -     20,617

Convert Professional
  Fees to Common Stock    1,700,000    17,000        -          -     17,000

Net Loss 2007                     -         -        -    (37,161)   (37,161)
                         ----------- -------- ---------  ---------- ----------
Balance
  August 31, 2007        28,750,965  $287,509 $ 28,005  $(313,182)  $  2,332
                         =========== ======== =========  ========== ==========







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      6
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004 THROUGH AUGUST 31, 2007
(UNAUDITED)

                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                        2007        2006     AUGUST 31, 2007
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                        (145)    (29,246)       (68,855)
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities               (145)    (29,246)       (68,855)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -      60,246         25,000
  Proceeds of loans from shareholders       72           -         52,096
  Repayment of loans from shareholders     (40)    (25,782)        (3,040)
  Repayment of loans - related company       -      (5,308)        (5,200)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities       32      29,156         68,856
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash         (113)        (90)             1

Cash and Cash Equivalents at
 Beginning of Period                       114         133              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $       1   $      43      $       1
                                     ==========  ==========     ==========






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      7



A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                              AUG. 31, 2007     AUG. 31, 2006
                                              ------------       ------------
 Net Income (Loss)                            $   (37,161)       $   (34,453)

 Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  -
   Convert related party debt to equity            14,625                 -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              2,500
   Increase in accounts payable                     5,391              2,707

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
 Net Cash Flows Used in
       Operating Activities                   $      (145)       $   (29,246)
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

None

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

NOTE G - INVENTORY

Inventories are valued at the lower of cost (first-in, first-out) or market. Management estimated that the market value of inventory consisting of trading cards decreased and, therefore, wrote down the carrying value of the cards by $20,000 during the year ended May 31, 2005 to their estimated value of $12,000.

                                      10


A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE H - SHAREHOLDER LOANS AND LOANS PAYABLE

The shareholder loans and loans payable are non-interest bearing, non-collateralized, and due on demand.

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of August 31, 2007 totals approximately $300,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                        AUGUST 31, 2007
                                                        ---------------
     Loss carry forward for tax purposes                $    300,000
                                                        ===============
       Deferred tax asset (34%)                              102,000
       Valuation allowance                                  (102,000)
                                                        ---------------
       Net deferred tax asset                           $         -
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




                                      11

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the three months ended August 31, 2007 and August 31, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE L - RELATED PARTY TRANSACTIONS

The Company has payables due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for its operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total of expenses allocated to the Company in the three months ended August 31, 2007 is approximately $16,585. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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


NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year's accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by arelated company, American Capital Holdings, Inc., for the benefit of A Super Deal.com, Inc. The related company invoiced A Super Deal.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, A Super Deal.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $85,302 by issuing the company 8,530,106 shares of its common voting shares. See Note N relating to the distribution of these shares. An additional 4,243,775 shares of common stock were issued to the related company in payment of accounts payable during the quarter ended August 31, 2006. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at August 31, 2006.




                                      14
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three month periods ended August 31, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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


                                      15
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due by September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and
                                      16
A SUPER DEAL.COM, INC.
A Development Stage Enterprise


acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten percent (10%) interest, payable monthly plus one hundred thousand (100,000) $.01 cent warrants in the company.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the three months ended August 31, 2007 with the three months ended August 31, 2006
-------------------------------------------------------------------

Revenue for the three month periods ended August 31, 2007 and August 31, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.

Operating expenses for the three months ended August 31, 2007 totaled $(36,770) compared to $(33,979) for the three months ended August 31, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.
                                      17
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

Interest expense in the current quarter was $391 compared to $474 in the prior year quarter.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the three months ended August 31, 2007 was $(37,161) versus a net loss of $(34,453) recorded in the three months ended August 31, 2006.

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


                                      18
A SUPER DEAL.COM, INC.
A Development Stage Enterprise


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

        None

ITEM 5. SUBSEQUENT EVENTS.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:



                                      19
A SUPER DEAL.COM, INC.
A Development Stage Enterprise


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

October 15, 2007                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

October 15, 2007                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer
                                20
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: October 15, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President                           21
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

Date: October 15, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      22
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A Super Deal.com, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
President
Date: October 15, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: October 15, 2007


[A signed original of this written statement required by Section 906 has been provided to A Super Deal.com, Inc. and will be retained by A Super Deal.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.







                                      23