Form 10QSB
period 2007-11-30
SUPER DEAL.COM, INC.
filed 2008-01-15
CIK 1321507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2007


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of November 30, 2007 the issuer had 30,213,465 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005, A Super Deal.com, Inc. received Cusip Number: 00210R 10 6

On March 23, 2005, A Super Deal.com, Inc. received CIK Number: 0001321507
A SUPER DEAL.COM, INC.            FORM 10-QSB              NOVEMBER 30, 2007
A Development Stage Enterprise
                                     INDEX                         PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           November 30, 2007 and May 31, 2007 ....................... 4

          Statements of Operations:
           Six Months Ended November 30, 2007 and 2006 and from
           Inception, March 1, 2004 through November 30, 2007 ....... 5

          Statements of Operations:
           Three Months Ended November 30, 2007 and 2006 ............ 6

          Statement of Changes in Shareholders' Equity from
           Inception March 1, 2004, through November 30, 2007 ....... 7

          Statement of Cash Flows
           Three Months Ended November 30, 2007 and 2006 and from
           Inception March 1, 2004 through November 30, 2007 ........ 8

          Notes to Financial Statements..............................10

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....16

ITEM 3 Controls and Procedures.......................................19

PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................20

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................20

ITEM 3 Defaults Upon Senior Securities...............................20

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........20

ITEM 5 Subsequent Events.............................................20

ITEM 6 Exhibits......................................................20

SIGNATURES AND CERTIFICATIONS........................................21

  Exhibit 31.1  Certification required under Section 302 of .........22 the Sarbanes-Oxley Act of 2002 by the CE0

  Exhibit 31.2  Certification required under Section 302 of .........23 the Sarbanes-Oxley Act of 2002 by the CFO

  Exhibit 32    Certification of CEO and CFO Pursuant to ............24
                Section 906 of the Sarbanes-Oxley Act
                                      2
                    Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                            (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
A Super Deal.com, Inc.
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of A Super Deal.com, Inc., a Development Stage Enterprise, as of November 30, 2007 and May 31, 2007, and the related statements of operations for six month periods ended November 30, 2007 and 2006 and from Inception, March 1, 2004, through November 30, 2007, the related statements of operations for three month periods ended November 30, 2007 and 2006, the statement of changes in stockholders' equity from March 1, 2004 through November 30, 2007 and the statement of cash flows for the six month periods ended November 30, 2007 and 2006 and Inception, March 1, 2004 through November 30, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 15, 2008





                                      3
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                       Nov 30, 2007         MAY 31, 2007
                                      -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $       100           $       114
    Inventory                              12,000                12,000
    Prepaid Expense                             -                     -
    Loan Receivable Related Parties         8,030                 8,130
                                       -----------           -----------
       Total Current Assets                20,130                20,244
                                       -----------           -----------
TOTAL ASSETS                          $    20,130           $    20,244
                                       ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
     Accounts Payable                 $    18,532           $    12,408
      Loans Payable                             -                     -
     Shareholder Loans Payable                  -                 5,960
                                       -----------           -----------
    Total Current Liabilities              18,532                18,368
                                       -----------           -----------
  Total Liabilities                        18,532                18,368
                                       -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    30,213,465 at November 30, 2007
    and 25,089,265 at May 31, 2007        302,134                250,892
    Paid-in Capital                        28,005                 27,005
    Deficit Accumulated during
    the Development Stage                (328,541)              (276,021)
                                        -----------           -----------
    Total Stockholders' Equity              1,598                  1,876
                                        -----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $   20,130           $     20,244
                                        ===========           ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.








                                      4

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004 THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                             Nov 30, 2007   Nov 30, 2006   NOV 30, 2007
                             ------------   ------------   ------------
Revenues
  Net Sales                  $         -    $         -    $         -
  Cost of Sales                        -              -              -
                             ------------   ------------   ------------
    Gross Profit                       -              -              -

Operating Expenses
  General and Administrative      51,575         51,764        302,796
  Write Down of Inventory              -              -         20,000
                             ------------   ------------   ------------
    Total Operating Expenses      51,575         51,764        322,796
                              ------------   ------------   ------------
    Loss from Operations         (51,575)       (51,764)      (322,796)
  Interest Expense                   945            816          5,745
                             ------------   ------------   ------------
Net Loss                     $   (52,520)   $   (52,580)   $  (328,541)
                             ============   ============   ============

Basic and Diluted
  Net Loss per Common Share  $     (.002)   $     (.003)
                             ============   ============

Weighted Average Shares
            Outstanding       30,213,465     15,541,937
                             ============   ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.










                                      5


A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

                                  Nov 30, 2007      Nov 30, 2006
                                  ------------      ------------
Revenues
  Net Sales                       $         -       $         -
  Cost of Sales                             -                 -
                                  ------------      ------------
    Gross Profit                            -                 -
Operating Expenses
  General and Administrative           14,805            17,785
  Write Down of Inventory                   -                 -
                                  ------------      ------------
    Total Operating Expenses           14,805            17,785
                                  ------------      ------------
    Loss from Operations              (14,805)          (17,785)
  Interest Expense                        554               341
                                  ------------      ------------
Net Loss                          $   (15,359)      $   (18,126)
                                  ============      ============

Basic and Diluted
  Net Loss per Common Share       $     (.001)      $     (.001)
                                  ============      ============

Weighted Average Shares
            Outstanding            30,213,465        19,315,515
                                  ============      ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.














                                     6
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2005 THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                           Number    At Par     Add'l                 Total
                             of       Value    Paid In  Accumulated Stockholder
                           Shares     $.01     Capital   (Deficit)   Equity
Balance                  ----------- -------- --------- ---------- -----------
 May 31, 2005             2,599,503  $ 29,995 $ 27,005  $ (41,412)  $ 15,588

Convert Debt to
 Common Stock
 (See Note O)             8,530,106    85,302        0          0     85,302

Convert Professional
 Fees to Common Stock     1,000,000    10,000        -          -     10,000

Net Loss 2006                     -         -        -   (130,868)  (130,868)

Convert Related Party
 Debt to Common Stock
 (See Note O)            11,709,656   117,095        -          -    117,095

Convert Professional
  Fees to Common Stock      850,000     8,500        -          -      8,500

Net Loss 2007                     -         -        -   (103,740)  (103,740)
                         ----------- -------- ---------  ---------- ----------
Balance,
 May 31, 2007            25,089,265   250,892   27,005   (276,021)     1,876

Convert Related Party
 Debt to Common Stock
 (See Note O)             3,424,200    34,242    1,000          -     35,242

Convert Professional
  Fees to Common Stock    1,700,000    17,000        -          -     17,000

Net Loss to 11/30/2007            -         -        -    (52,520)   (52,520)
                         ----------- -------- ---------  ---------- ----------
Balance
  November 30, 2007      30,213,465  $302,134 $ 28,005  $(328,541)  $  1,598
                         =========== ======== =========  ========== ==========







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      7
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004 THROUGH NOVEMBER 30, 2007
(UNAUDITED)

                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                        2007        2006      NOV. 30, 2007
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                        (146)    (44,031)       (68,856)
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities               (146)    (44,031)       (68,856)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -      75,471         25,000
  Proceeds of loans from shareholders      172           -         52,196
  Repayment of loans from shareholders     (40)    (25,782)        (3,040)
  Repayment of loans - related company       -      (5,308)        (5,200)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities      132      44,381         68,956
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          (14)        350            100

Cash and Cash Equivalents at
 Beginning of Period                       114         133              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $     100   $     483      $     100
                                     ==========  ==========     ==========






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      8



A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                              NOV. 30, 2007      NOV. 30, 2006
                                              ------------       ------------
 Net Income (Loss)                            $   (52,520)       $   (52,580)

 Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  -
   Convert related party debt to equity            29,250                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     6,124              3,549

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
 Net Cash Flows Used in
       Operating Activities                   $     (146)       $   (44,031)
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

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2007 totals approximately $300,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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
                                                       NOVEMBER 30, 2007
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




                                      12

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the three months ended November 30, 2007 and November 30, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE L - RELATED PARTY TRANSACTIONS

The Company has payables due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for its operations.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total of expenses allocated to the Company in the six months ended November 30, 2007 is approximately $27,210. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, was issued in December 2004. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception
                                      13
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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




                                      15
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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


                                      16
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

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

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and
                                      17
A SUPER DEAL.COM, INC.
A Development Stage Enterprise


acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten percent (10%) interest, payable monthly plus one hundred thousand (100,000) $.01 cent warrants in the company.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2007 with the six months ended November 30, 2006
-------------------------------------------------------------------

Revenue for the six month periods ended November 30, 2007 and November 30, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both six month periods.

Operating expenses for the six months ended November 30, 2007 totaled $(51,575) compared to $(51,764) for the six months ended November 30, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.
                                      18
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

Interest expense in the current quarter was $945 compared to $816 in the prior year six month period.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the six months ended November 30, 2007 was $(52,520) versus a net loss of $(52,580) recorded in the six months ended November 30, 2006.

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


                                      19
A SUPER DEAL.COM, INC.
A Development Stage Enterprise


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



                                      20
A SUPER DEAL.COM, INC.
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

January 15, 2008                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

January 15, 2008                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer
                                21
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: January 15, 2008
/s/ Barney A. Richmond
Barney A. Richmond
President                           22
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

Date: January 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      23
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A Super Deal.com, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 15, 2008