Form 10QSB
period 2008-02-29
SUPER DEAL.COM, INC.
filed 2008-04-15
CIK 1321507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended February 29, 2008


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of February 29, 2008 the issuer had 31,076,165 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005, A Super Deal.com, Inc. received Cusip Number: 00210R 10 6

On March 23, 2005, A Super Deal.com, Inc. received CIK Number: 0001321507
A SUPER DEAL.COM, INC.            FORM 10-QSB              February 29, 2008
A Development Stage Enterprise
                                     INDEX                         PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           February 29, 2008 and May 31, 2007 ....................... 4

          Statements of Operations:
           Nine Months Ended February 29, 2008 and 2007 and from
           Inception, March 1, 2004 through February 29, 2008 ....... 5

          Statements of Operations:
           Three Months Ended February 29, 2008 and 2007 ............ 6

          Statement of Changes in Shareholders' Equity from
           Inception March 1, 2004, through February 29, 2008 ....... 7

          Statement of Cash Flows
           Three Months Ended February 29, 2008 and 2007 and from
           Inception March 1, 2004 through February 29, 2008 ........ 8

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


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
A Super Deal.com, Inc.
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of A Super Deal.com, Inc., a Development Stage Enterprise, as of February 29, 2008 and May 31, 2007, and the related statements of operations for nine month periods ended February 29, 2008 and 2007 and from Inception, March 1, 2004, through February 29, 2008, the related statements of operations for three month periods ended February 29, 2008 and 2007, the statement of changes in stockholders' equity from March 1, 2004 through February 29, 2008 and the statement of cash flows for the nine month periods ended February 29, 2008 and 2007 and Inception, March 1, 2004 through February 29, 2008. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2008





                                      3
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                       FEB 29, 2008         MAY 31, 2007
                                      -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $         3           $       114
    Inventory                              12,000                12,000
    Prepaid Expense                             -                     -
    Loan Receivable Related Parties         8,030                 8,130
                                       -----------           -----------
       Total Current Assets                20,033                20,244
                                       -----------           -----------
TOTAL ASSETS                          $    20,033           $    20,244
                                       ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
     Accounts Payable                 $    18,630           $    12,408
      Loans Payable                             -                     -
     Shareholder Loans Payable                  7                 5,960
                                       -----------           -----------
    Total Current Liabilities              18,637                18,368
                                       -----------           -----------
  Total Liabilities                        18,637                18,368
                                       -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    31,076,165 at February 29, 2008
    and 25,089,265 at May 31, 2007        310,761                250,892
    Paid-in Capital                        28,005                 27,005
    Deficit Accumulated during
    the Development Stage                (337,370)              (276,021)
                                        -----------           -----------
    Total Stockholders' Equity              1,396                  1,876
                                        -----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $   20,033           $     20,244
                                        ===========           ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.








                                      4

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, MARCH 1, 2004 THROUGH February 29, 2008
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                             FEB 29, 2008   FEB 28, 2007   FEB 29, 2008
                             ------------   ------------   ------------
Revenues
  Net Sales                  $         -    $         -    $         -
  Cost of Sales                        -              -              -
                             ------------   ------------   ------------
    Gross Profit                       -              -              -

Operating Expenses
  General and Administrative      60,208         66,317        311,428
  Write Down of Inventory              -              -         20,000
                             ------------   ------------   ------------
    Total Operating Expenses      60,208         66,317        331,428
                              ------------   ------------   ------------
    Loss from Operations         (60,208)       (66,317)      (331,428)
  Interest Expense                 1,141            816          5,942
                             ------------   ------------   ------------
Net Loss                     $   (61,349)   $   (67,133)   $  (337,370)
                             ============   ============   ============

Basic and Diluted
  Net Loss per Common Share  $     (.002)   $     (.004)
                             ============   ============

Weighted Average Shares
            Outstanding       31,076,165     17,058,963
                             ============   ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.










                                      5


A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

                                  FEB 29, 2008      FEB 28, 2007
                                  ------------      ------------
Revenues
  Net Sales                       $         -       $         -
  Cost of Sales                             -                 -
                                  ------------      ------------
    Gross Profit                            -                 -
Operating Expenses
  General and Administrative            8,632            14,553
  Write Down of Inventory                   -                 -
                                  ------------      ------------
    Total Operating Expenses            8,632            14,553
                                  ------------      ------------
    Loss from Operations               (8,632)          (14,553)
  Interest Expense                        197                 -
                                  ------------      ------------
Net Loss                          $    (8,829)      $   (14,553)
                                  ============      ============

Basic and Diluted
  Net Loss per Common Share       $     (.001)      $     (.001)
                                  ============      ============

Weighted Average Shares
            Outstanding            31,076,165        20,093,015
                                  ============      ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.














                                     6
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2005 THROUGH February 29, 2008
(UNAUDITED)
                           Number    At Par     Add'l                 Total
                             of       Value    Paid In  Accumulated Stockholder
                           Shares     $.01     Capital   (Deficit)   Equity
Balance                  ----------- -------- --------- ---------- -----------
 May 31, 2005             2,599,503  $ 29,995 $ 27,005  $ (41,412)  $ 15,588

Convert Debt to
 Common Stock
 (See Note O)             8,530,106    85,302        0          0     85,302

Convert Professional
 Fees to Common Stock     1,000,000    10,000        -          -     10,000

Net Loss 2006                     -         -        -   (130,868)  (130,868)

Convert Related Party
 Debt to Common Stock
 (See Note O)            11,709,656   117,095        -          -    117,095

Convert Professional
  Fees to Common Stock      850,000     8,500        -          -      8,500

Net Loss 2007                     -         -        -   (103,740)  (103,740)
                         ----------- -------- ---------  ---------- ----------
Balance,
 May 31, 2007            25,089,265   250,892   27,005   (276,021)     1,876

Convert Related Party
 Debt to Common Stock
 (See Note O)             4,282,972    42,830    1,000          -     43,830

Convert Professional
  Fees to Common Stock    1,700,000    17,000        -          -     17,000

Issuance of Common Stock      3,928        39        -          -         39

Net Loss to 02/29/2008            -         -        -    (61,349)   (61,349)
                         ----------- -------- ---------  ---------- ----------
Balance
  February 29, 2008      31,076,165  $310,761 $ 28,005  $(337,370)  $  1,396
                         =========== ======== =========  ========== ==========





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      7
A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, MARCH 1, 2004 THROUGH FEBRUARY 29, 2008
(UNAUDITED)

                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                        2008        2007      FEB. 29, 2008
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                        (252)    (58,584)       (68,962)
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities               (252)    (58,584)       (68,962)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -      90,094         25,000
  Proceeds of loans from shareholders      311           -         52,335
  Repayment of loans from shareholders    (170)    (25,781)        (3,170)
  Repayment of loans - related company       -      (5,308)        (5,200)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities      141      59,005         68,965
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash         (111)        421              3

Cash and Cash Equivalents at
 Beginning of Period                       114         133              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $       3   $     554      $       3
                                     ==========  ==========     ==========






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      8



A SUPER DEAL.COM, INC.
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                              FEB. 29, 2008      FEB. 28, 2007
                                              ------------       ------------
 Net Income (Loss)                            $   (61,349)       $   (67,133)

 Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  -
   Convert related party debt to equity            37,876                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     6,221              3,549

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
 Net Cash Flows Used in
       Operating Activities                   $      (252)       $   (58,584)
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

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 29, 2008 totals approximately $320,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                       FEBRUARY 29, 2008
                                                        ---------------
     Loss carry forward for tax purposes                $    320,000
                                                        ===============
       Deferred tax asset (34%)                              108,800
       Valuation allowance                                  (108,800)
                                                        ---------------
       Net deferred tax asset                           $         -
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




                                      12

A SUPER DEAL.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the three months ended February 29, 2008 and February 28, 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE L - RELATED PARTY TRANSACTIONS

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total of expenses allocated to the Company in the nine months ended February 29, 2008 is approximately $31,835. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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




                                      15
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended February 29, 2008 and 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

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




                                   17
A SUPER DEAL.COM, INC.
A Development Stage Enterprise

The new SEC 144 Rule will reduce eighteen (18) months off the time that the 144 restriction may be removed; and saves significant SEC registration fee costs for each company. This rule adopted by the SEC on December 15, 2007 assures that, 144 Private Placement shares will be automatically eligible for resale in six
(6) months.

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

Repayment of the promissory note will come from the following intended sources:
The SEC 144 Six (6) Month Rule was adopted on December 15, 2007 becoming effective on February 15, 2007. The Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 29, 2008 with the nine months ended February 28, 2007
-------------------------------------------------------------------

Revenue for the nine month periods ended February 29, 2008 and February 28, 2007 was $0.

Cost of sales, which includes depreciation expense, was $0 for both nine month periods.

Operating expenses for the nine months ended February 29, 2008 totaled $(60,208) compared to $(66,317) for the nine months ended February 28, 2007. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current
                                      18

A SUPER DEAL.COM, INC.
A Development Stage Enterprise

with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current quarter was $1,141 compared to $816 in the prior year nine month period.

As a result of the incurrence of the administrative expenses and interest expense without the realization of revenues, the net loss for the nine months ended February 29, 2008 was $(61,349) versus a net loss of $(67,133) recorded in the nine months ended February 28, 2007.

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

April 15, 2008                         By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 15, 2008                         By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer
                                21
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: April 15, 2008
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

Date: April 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      23
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A Super Deal.com, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2008


[A signed original of this written statement required by Section 906 has been provided to A Super Deal.com, Inc. and will be retained by A Super Deal.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.







                                      24