Form 10-K
period 2008-05-31
SUPER DEAL.COM, INC.
filed 2010-09-13
CIK 1321507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

COMMISSION FILE NUMBER (000-51419)

A SUPER DEAL.COM, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	20-14499410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Seafarer Circle, Suite 402 Jupiter, FL	33477-9053
(Address of principal executive offices)	(Zip Code)

(561) 249-1354

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE

SECURITIES EXCHANGE ACT OF 1934:   NONE

Title of Each Class	Name of Each Exchange on Which Registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class
Common Stock, par value .01 per share CUSIP NUMBER: 00210R 10 6

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates:  Currently there is no trading market for the Registrant's Common Stock.

Shares of Common Stock outstanding as of September 1, 2010: 35,928,665 shares.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this annual report on Form 10-K, including in the section entitled "Risk Factors."

When used in this report, the terms "A Super Deal", "we," "our," "us," and "the Company" refer to A Super Deal.com, Inc. except where the context otherwise requires or as otherwise indicated.

ITEM 1.	BUSINESS

A Super Deal.com, Inc. (the "Company" or "A Super Deal") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom"). A Super Deal's core business was the marketing of guaranteed authentic hand signed sports memorabilia. The Company ceased pursing this line of business during March 2005. The Company currently has no operations.

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off the Company into an independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On June 4, 2004, the Board of Directors of eCom approved the spin-off of A Super Deal.

eCom spun off A Super Deal on June 4, 2004. The spin-off was subject to the effectiveness of the bankruptcy of eCom.

On March 28, 2008 the US Bankruptcy court issued a final order on the eCom bankruptcy case. As a result of the emergence of A Super Deal.com, Inc. (Prior Super Deal) from operating under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) on March 28, 2008 (the Effective Date), the Company is the successor registrant to Prior Super Deal pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

On July 8, 2010, the Company entered into an agreement to exchange, upon the completion of certain activities by the Company as defined in the agreement,  83% of its common stock for certain intellectual property that will allow the Company to produce various commodities through the process of biomass transformation.  The Company has yet to complete this transaction.  The exchange will be treated as a reverse merger for financial reporting purposes.

History of the Spin-Off Company:

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company's subsidiaries. On June 4, 2004, the Board of Directors of eCom adopted a resolution to spin off the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the Board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer ("FAST"), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

A SUPER DEAL.COM, INC.

ITEM 1.	BUSINESS - CONTINUED

On November 29, 2004, an involuntary petition was filed against eCom under Chapter 11 Title 11, of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Barney A. Richmond and Richard C. Turner. An order for relief was entered by the United States Bankruptcy Court on May 16, 2005. In order to protect the assets of eCom and pursuant to S1106 and S1107 of the United States Bankruptcy Code, on June 2, 2005, interim Chief Executive Officer Richard C. Turner, issued the shares of the Spin-Off Companies which were distributed to eCom shareholders of record, as of May 27, 2005. The Spin-Off Companies were: (i) USA Performance Products, Inc., (ii) eSecureSoft Company, (iii) USAS Digital, Inc., (iv) Pro Card Corporation, (v) AAB National Company, (vi) A Classified Ad, Inc., (vii) Swap and Shop.net Corp., (viii) A Super Deal.com, Inc., and (ix) My ZipSoft, Inc.

Subsequent thereto, eCom caused a registration statement on Form 10-SB to be filed for the Company. On June 6, 2005 an Order was entered by the Honorable Judge Stephen H Friedman, appointing Barney A. Richmond, Chairman of American Capital Holdings, Inc., as Chief Executive Officer of eCom and Richard C. Turner as Chief Financial Officer or eCom and all of the above described subsidiary companies.

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission ("SEC") asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the SEC's request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a seventeen (17) page written reply (plus accompanying supporting exhibits) to the SEC outlining the legal basis of the spin offs in response to the SEC's July 18, 2005 inquiry correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.

As result of discussions by Debtor eCom's and Plan Proponent ACH's bankruptcy attorneys with the SEC, the following subsidiaries were brought back into the eCom bankruptcy reorganization proceedings: (i) USA Performance Products, Inc., (ii) eSecureSoft Company, (iii) USAS Digital, Inc., (iv) Pro Card Corporation, (v) AAB National Company, (vi) A Classified Ad, Inc., (vii) Swap and Shop.net Corp., (viii) A Super Deal.com, Inc., and (ix) My ZipSoft, Inc.

On March 20, 2006 a hearing was held regarding "EX-PARTE MOTION FOR RECONSIDERATION OF ORDER DISAPPROVING EMPLOYMENT OF DEBTOR'S AUDITORS NUNC PRO TUNC TO NOVEMBER 29, 2004 AND FOR ENTRY OF AN ORDER APPROVING RETENTION OF AUDITORS", which was Wienseneck & Andres, P.A. A copy of this March 20, 2006 Court transcript is enclosed as Exhibit No. 99.3. An Order was entered approving the retention of Wieseneck & Andres, P.A. as eCom and the subsidiaries' auditors. A copy of this March 21, 2006 Order is appended herein as Exhibit No. 99.4.

A SUPER DEAL.COM, INC.

ITEM 1.	BUSINESS - CONTINUED

On August 18, 2006, a Joint Plan of Reorganization was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Joint Plan of Reorganization can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the August 18, 2006 entry.

On August 25, 2006, a Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Disclosure Statement can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the August 25, 2006 entry. A copy of this Disclosure Statement is appended herein as Exhibit 99.5.

On December 28, 2006 an Order was entered titled "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(II) SETTING HEARING ON CONFIRMATION OF PLAN; (III) SETTING HEARING ON FEE APPLICATIONS;(IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this five (5) part Order can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the December 28, 2006 entry described as "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(11) SETTING HEARING ON CONFIRMATION OF PLAN; (111) SETTING HEARING ON FEE APPLICATIONS; (IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this Order, Disclosure Statement etc. is affixed herein as Exhibit No. 99.6.

On January 3, 2007, Joint Plan Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Disclosure Statement. A copy of this Disclosure Statement can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2006 entry described as First Amended Disclosure Statement. This Disclosure Statement was reviewed by the SEC on numerous occasions (with many comments/suggestions) and was ultimately approved by the Court, which is further described herein and below.

On January 3, 2007, Joint Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Joint Plan of Reorganization ("The Plan"). A copy of this Plan can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2007 entry described as First Amended Joint Plan of Reorganization. A copy of the Plan of Reorganization is appended herein as Exhibit No 99.7.

"Article 1: Definitions" in the Joint Plan states that:

"Subsidiaries" shall mean (i) USA Performance Products, Inc., (ii) eSecureSoft Company, (iii) USAS Digital, Inc., (iv) Pro Card Corporation, (v) AAB National Company, (vi) A Classified Ad, Inc., (vii) Swap and Shop.net Corp., (viii) A Super Deal.com, Inc., and (ix) My ZipSoft, Inc., unless otherwise referred to individually in the Plan.

A SUPER DEAL.COM, INC.

ITEM 1.	BUSINESS - CONTINUED

Article "8.06 Spin-Off of Subsidiaries" in the Joint Plan states:

On December 1, 2003, the board of directors of eCom approved the spinoff of the Subsidiaries. On June 4, 2004, the board of directors of eCom readopted a resolution to spinoff the Subsidiaries and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST), to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders and, therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock in the Subsidiaries. By spinning off the Subsidiaries, eCom distributed the common stock of the Subsidiaries to eCom's shareholders in proportion to the shares held in eCom as of the relevant record date.

On November 29, 2004, an involuntary petition was filed against eCom under Chapter 11 of Title 11 of the United States Code. Thereafter, an order for relief was entered by the United States Bankruptcy Court on May 16, 2005. On June 2, 2005, the shares of the Subsidiaries were distributed to eCom shareholders of record, as of May 27, 2005. Subsequent thereto, eCom caused a registration statement on Form 10-SB to be filed for each of the Subsidiaries.

eCom believed that it could effectuate the spinoffs pursuant to the criteria and procedures set forth in the September 16, 1997 Securities and Exchange Commission Staff Legal Bulletin No. 4 issued regarding the applicability of Section 5 of the Securities Act of 1933 (the "Bulletin"). eCom was subsequently advised by the Staff of the Securities and Exchange Commission ("SEC") that the Subsidiaries may not qualify for the spinoff procedures set forth in the Bulletin for a number of reasons, including the facts that (i) there may not have been a valid "business purpose" as defined in the Bulletin, and (ii) the certificates evidencing the shares were distributed prior to having an effective Form 10-SB registration statement available for distribution to shareholders. At the request of the SEC staff, eCom voluntarily withdrew the Form 10-SB registration statements. Form 10-SB registration statements will be filed post- Effective Date for each of the Subsidiaries when appropriate transactions are finalized as to each Subsidiary.

Article "8.11 - Restructuring Transactions" in the Joint Plan states:

On and after the Effective Date, the Reorganized Debtor or the Subsidiaries may enter into such transactions and may take such actions as may be necessary or appropriate to effect a corporate restructuring of its respective businesses, subject to the terms, conditions and restrictions set forth in the Bylaws of, or otherwise applicable to, the Reorganized Debtor or the Subsidiaries. Such restructuring may include one or more mergers, consolidations, restructures, dispositions, liquidations, or dissolutions, as may be determined by the Reorganized Debtor or the Subsidiaries to be necessary or appropriate (collectively, the "Restructuring Transactions"). The actions to effect the Restructuring Transactions may include: (i) the execution and delivery of appropriate agreements or other documents of merger, consolidation, restructuring, disposition, liquidation, or dissolution containing terms that are consistent with the terms of the Plan and that satisfy the applicable requirements of applicable state law and such other terms to which the applicable entities may agree; (ii) the execution and delivery of appropriate instruments of transfer, assignment, assumption, or delegation of any asset, property, right, liability, duty, or obligation on terms consistent with the terms of the Plan and having such other terms to which the applicable entities may agree; (iii) the filing of appropriate certificates or articles of merger, consolidation, or dissolution pursuant to applicable state law; and (iv) all other actions that the applicable entities determine to be necessary or appropriate, including making filings or recordings that may be required by applicable state law in connection with such transactions. The Restructuring Transactions may include one or more mergers, consolidations, restructures, dispositions, liquidations, or dissolutions, as may be determined by the Reorganized Debtor or the Subsidiaries to be necessary or appropriate to result

A SUPER DEAL.COM, INC.

ITEM 1.	BUSINESS - CONTINUED

in substantially all of the respective assets, properties, rights, liabilities, duties, and obligations of the Reorganized Debtor or the Subsidiaries vesting in one or more surviving, resulting or acquiring corporations. In each case in which the surviving, resulting, or acquiring corporation in any such transaction is a successor to the Reorganized Debtor, such surviving, resulting, or acquiring corporation will perform the obligations of the Reorganized Debtor pursuant to the Plan to pay or otherwise satisfy the Allowed Claims against the Reorganized Debtor, as applicable and to the extent necessary.

Notwithstanding the foregoing, it is possible that the Reorganized Debtor may qualify as a "blank check company." The SEC has taken the position that promoters or affiliates of blank check companies, as well as their transferees, are underwriters of the securities issued. In accordance with the SEC's position, any securities held by shareholders, including those issued under the Plan, prior to a business combination, such as a merger, may be resold only through a registration statement under the Securities Act of 1933 and Rule 144 may not be a safe harbor for resale of those securities regardless of technical compliance with Rule 144. While the foregoing does not affect the issuance of shares of common stock under the Plan, i.e., the shares will be issued free from registration requirements in accordance with section 1145 of the Code, the resale or exchange of such securities may be affected following confirmation of the Plan, such as in connection with any resale of such securities or any proposed Restructuring Transaction.

A Confirmation hearing was held on March 12, 2007. In attendance of the hearing was Ms. Denyese Heffner, representing the United States Department of Justice U.S. Trustee's Office, Mr. Gordon Robinson, Esq. representing the United States Securities & Exchange Commission ("SEC"), Mr. Michael D. Seese, representing eCom eCom.com, Inc. and Mr. Mark W. Fisher, Esq. representing American Capital Holdings, Inc. The result of this hearing was court approval and confirmation for eCom and the subsidiaries Plan of Reorganization. A copy of the court transcript is attached as Exhibit No. 99.8. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and Joint Plan Proponent American Capital Holdings, Inc., as Modified, was signed by the Honorable Judge Steven H. Friedman on March 23, 2007 and is attached as Exhibit 99.9. This Confirmation Order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link.

During the period from March 23, 2007 until March, 2008, there was several additional status conferences approving professional fees and other U.S Trustee required items necessary to close out the case. During this period, Judge Stephen H. Friedman was not reappointed to the United States Federal Bankruptcy bench and the pending outstanding matters regarding this case was re-assigned to the Honorable Paul G. Hyman, Jr.

The Company got behind with its required SEC filings due to the fact the Company's auditors, Wieseneck & Andres, P.A., had advised management their CPA practice was merging with another firm, which delayed the Company. Wieseneck & Andres, P.A. was and has been the auditor for all of the above described subsidiary companies as well as eCom eCom.com, Inc. and American Capital Holdings, Inc. ("ACH") for many years. Also, management was advised in late December, 2007 by Mr. Thomas B. Andres, CPA that he and his firm had accounting issues with Public Company Accounting Oversight Board ("PCAOB") regarding an American Capital Holdings, Inc. ("ACH") audit dating back to 2004. Mr. Andres advised us of his situation on or about December 16, 2007. Prior to that date, management did not know about any communications from the PCAOB. Appended herein as Exhibit No. 99.10 is a copy of PCAOB Release No. 104-2005-117, which was issued on October 27, 2005. Management was totally caught off guard as this issue was not disclosed to us for over two (2+) plus years either by Mr. Andres or by the PCAOB.

A SUPER DEAL.COM, INC.

ITEM 1.	BUSINESS - CONTINUED

To further add to management's confusion regarding a 2004 audit, there were no comments by the SEC examiners regarding ACH's Form 10SB12G dated May 24, 2004 submitted to the SEC. This May 24, 2004 filing was ruled effective by law on July 24, 2004. This Form 10SB12G included a nine (9) month ACH audit by Wieseneck & Andres, P.A. for the period ending February 29, 2004. Additionally, pursuant to the request of SEC Examiners, on January 11, 2005, ACH filed an Amended Form 10SB12G with the SEC. This Amended Form 10SB12 included a Wieseneck & Andres, P.A. audit dated November 10, 2004, which was for the period ending May 31, 2004. There were no comments from the SEC examiners regarding this audit as well.

Enclosed herewith as Exhibit No. 99.11, is a copy of a January 2, 2008 U.S. Postal Certified Mail No. 7002241000543376468 five (5) page detailed correspondence, from ACH addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. This letter had eleven (11) accompanying composite exhibits in support of management's response to the above described PCAOB Release.

On February 15, 2008, Claudius Modesti, the PCAOB's Director of Enforcement and Investigations sent a reply letter to Mr. Barney A. Richmond's letters dated December 17, 2007, January 1, 2008 and January 2, 2008. Ms. Modesti's letter, which is enclosed herein as Exhibit No. 99.12 stated exactly the following:

Dear Mr. Richmond:

"Your recent letters to Chairman Mark W. Olsen and Angela Desmond (dated December 17, 2007, January 1, 2008 and January 2, 2008) concerning American Capital Holdings, Inc. ("ACH") and Wieseneck, Andres & Company, P.A. ("Wieseneck") have been forwarded to my attention: I write to respond to one aspect of your letters. I understand that Gordon Seymour, the PCAOB's General Counsel, will separately respond to another aspect of your letters."

"You refer to potential PCAOB disciplinary action against Wieseneck, and, in connection with that point, you say that you would like to meet with PCAOB staff to discuss aspects of ACH's accounting. PCAOB disciplinary investigations are nonpublic by law and the staff does not disclose, confirm, or deny the existence of particular investigations unless and until they result in a public disciplinary order. In investigating potential auditor misconduct, the staff evaluates evidence gathered from various sources including, where appropriate evidence obtained from an auditor's clients. "In the event that your letters are relevant to issues that we are addressing in any investigation, we will take them into account, and we will follow up to the extent we believe appropriate. While we appreciate your offer to meet and to provide additional documents, we do not at this time see a need for either of those things. If this changes we will contact you."

                Sincerely,

                Claudius Modesti / Director

A SUPER DEAL.COM, INC.

ITEM 1.	BUSINESS - CONTINUED

On February 15, 2008, Mr. Jay Gordon Seymour, General Counsel for the PCAOB, sent a reply letter to Mr. Barney A. Richmond's December 17, 2007, January 1, 2008 and January 2, 2008 letters. Mr. Seymour's correspondence, which is affixed herein as Exhibit No. 99.13. advised the following:

Dear Mr. Richmond:

"Your recent letters to Chairman Mark W. Olsen and Angela Desmond (dated December 17, 2007, January 1, 2008 and January 2, 2008) concerning American Capital Holdings, Inc. ("ACH") and Wieseneck, Andres & Company, P.A. ("Wieseneck") have been forwarded to my attention: I write to respond to one aspect of your letters. I understand Claudius Modesti, the PCAOB's Director of Enforcement and Investigations, will separately respond to another aspect of your letters."

"You refer to PCAOB Release No. 104-2005-117 ("the Release"), which is the publicly available portion of a PCAOB inspection report on Wieseneck. You suggest that the Release is critical of ACH's accounting in two respects, and you request consideration of your position before the PCAOB takes a position in the matter. Please note that (1) the Release indicates that PCAOB inspectors review audits of two of Wieseneck's ten issuer audit clients, neither which the Release identifies; (2) the Release is not critical of any audit clients' accounting, but instead describes failures by Wieseneck, in two respects, to perform audit procedures necessary for Wieseneck to have a sufficient basis for an audit opinion; and (3) the Release does not assert that both of those auditing failures were present in each of the audits reviewed. In addition, the PCAOB issued the Wieseneck inspection report in October of 2005, and there is no ongoing process with respect to its content."

"Should you have any questions concerning PCAOB processes, please feel free to call me at (202) 207-9034."

          Sincerely,

          J. Gordon Seymour / General Counsel

After receiving these PCAOB letters dated February 15, 2008, management interpreted the contents at face value, especially Mr. Seymour's declaration which advised:

"Please note that (1) the Release indicates that PCAOB inspectors review audits of two of Wieseneck's ten issuer audit clients, neither which the Release identifies; (2) the Release is not critical of any audit clients' accounting, but instead describes failures by Wieseneck, in two respects, to perform audit procedures necessary for Wieseneck to have a sufficient basis for an audit opinion; and (3) the Release does not assert that both of those auditing failures were present in each of the audits reviewed. In addition, the PCAOB issued the Wieseneck inspection report in October of 2005, and there is no ongoing process with respect to its content."

With respect to the last sentence of the above preceding paragraph, this did not prove to be accurate, which is further described in the below chronological sequence of events.

A SUPER DEAL.COM, INC.

ITEM 1.	BUSINESS - CONTINUED

On March 28, 2008 An Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries) was entered by the Honorable Judge Paul G. Heyman, Jr. A copy of this Order For Final Decree is affixed herein as Exhibit No 99.14. eCom and all of the spin-off companies began the preparation of the forthcoming Form May 31, 2008 10KSB filings, which were due on August 31, 2008. During this period, management was periodically being advised by Mr. Thomas B. Andres, CPA of Wieseneck & Andres, P.A. that he and his partners were in the process of merging with another firm who he, Mr. Andres, advised was a PCAOB registered accounting firm, which was supposed to be located in Jupiter, Florida.

Notwithstanding, due to matters management was not privy to at the time, things with the proposed merger with a Jupiter based PCAOB registered firm was never consummated. On or about May 29, 2009, management was advised by Mr. Andres that Wieseneck & Andres, P.A. was merging with a New York based accounting firm named Fuoco Group, LLC ("Fuoco") and Fuoco would be the firm taking over all of the companies' audits, including A Super Deal.Com, Inc. During the next several weeks, management focused on preparation of the forthcoming May 31, 2008 10K filings, which required the then forthcoming audits by a PCAOB registered accounting firm. However, in early September, 2009, after reviewing the PCAOB website to check the status of the Fuoco accounting firm, management discovered Fuoco was not a PCAOB registered auditing firm. Management also discovered that Mr. Thomas B. Andres, CPA and his firm, Wieseneck & Andres, P.A. ("the firm") were, individually as well as his accounting firm, were deregistered by the PCAOB on April 22, 2008 via PCAOB Release No.105-2008-001. The result of this PCAOB April 22, 2008 Release No. 105-2008-001 was Mr. Thomas B. Andres and the firm (Wieseneck & Andres, P.A.) could not be affiliated with any PCAOB firm for a period of two (2) years. A copy of the PCAOB Release No. 105-2008-001 is attached herein as Exhibit No. 99.15. Based on the contents contained in the two (2) above described PCAOB letters both dated February 15, 2008 from PCAOB Director Claudius Modesti and PCAOB General Counsel, J. Gordon Seymour, Management was totally blindsided by this discovery. Neither anyone from the PCAOB nor anyone from Wieseneck & Andres, P.A. gave the American Capital Holdings, Inc., eCom or the spin-off companies any type of notice whatsoever about the new 105-2008-001 PCAOB Release, which were the same allegations made in the PCAOB 104-2005-117 Release.

During the remainder of the entire month of September, 2009, management did considerable legal, tax and accounting background research issues regarding the unsupported background facts of the findings stated in the PCAOB Release No 105- 2008-001. Management believes Thomas B. Andres, CPA as well as Wieseneck & Andres, P.A. and the PCAOB entered into this consent order without examining the actual real facts with respect to all applicable Federal IRS Statutes. Additionally, management was unilaterally denied the opportunity to meet with the PCAOB to discuss the issues brought up in PCAOB Release No. 104-2005-117 and was led to believe there was "no ongoing process with respect to its content", as advised in J. Gordon Seymor's February 15, 2008 correspondence. The PCAOB was established via the Sarbanes-Oxley Act as a division within the SEC.

A SUPER DEAL.COM, INC.

ITEM 1.	BUSINESS - CONTINUED

Management believes the intent of Sarbanes-Oxley Act was to provide greater corporate transparency disclosures as well as to provide better public company internal controls, both of which are what the PCAOB is supposed to administer. Management also believes this does not seem to be the case regarding to what appears to be jointly agreed to consent order by Wieseneck & Andres, P.A./Public Company Accounting Oversight Board PCAOB Release No. 105-2008-001 entered into. Again, the contents of PCAOB Release No. 104-2005-117 and PCAOB Release No. 105-2008-001 are basically the same. Management was totally blindsided by this event as we were led to believe the above referenced February 15, 2008 PCAOB letters as described above. Being Wieseneck & Andres, P.A. was the PCAOB approved accounting for all the subsidiary companies referenced above as well the accounting firm was court approved by the United States Bankruptcy Court, the PCAOB disbarment almost put all of the companies out of business as all of the accounting firms management had approached advised they would have to audit all of these companies from inception, which the companies could not afford without a capital infusion. Without clean audits, it is almost impossible to raise equity capital, which caused all the companies to get behind in their financial reporting.

On October 5, 2009, ACH's and the spin-off companies' management sent Thomas B. Andres, CPA, Wieseneck & Andres, P.A. a thirty two (32) page letter via U.S. Postal Certified Mail No. 70071490000054486599, which was accompanied with thirty one (31) exhibits illustrating the proper facts supporting all of the companies' legal positions. A copy of this letter and its thirty one (31) supporting exhibits are attached herein as Composite Exhibit No. 99.16.

On October 14, 2009 Richard Turner had a conversation with Mr. Thomas B. Andres about setting up a meeting, which Mr. Andres initially agreed to. Mr. Turner sent an October 14, 2009 confirmation letter as well, which copy is affixed herein as Exhibit No. 99.17. On October 19, 2009, Mr. Andres wrote a reply letter advising Mr. Turner, based on advice of his legal counsel, that Mr. Andres could not have further conversations with Mr. Turner or the companies "until such a time we (he and his firm) are appropriately advised by our council". Mr. Andres further stated "You will be appropriately informed when that happens". To this date, Mr. Andres has refused to meet with management.

On November 4, 2009, Management sent Mr. Andres another five (5) page letter via United States Postal Certified Mail No. 70072410000543376482 (RETURN RECEIPT REQUESTED), accompanied by ten (10) supporting exhibits. This letter pointed out many problems/damages caused by Mr. Andres' firm as well as requested the name of Wieseneck & Andres, P.A. errors and omissions insurance carrier. So far, in what management believes is sign of bad faith, Wieseneck & Andres, P.A. and Fuoco Group, LLC has refused to provide the companies this information. The companies are planning to file suit against Wieseneck & Andres, P.A., Fuoco Group, LLC as well as a claim against their respective insurance carrier(s).

On August 5, 2010 the companies entered into a new audit engagement with a PCAOB registered accounting firm known as D. Brooks and Associates CPA's, P.A.

Due to the above described PCAOB transactions and the March 28, 2008 Bankruptcy Court Order of Final Decree we are requesting a waiver of the prior auditor consent requirement pursuant to SEC Regulation C Rule 47.

The Company's main office is located at 601 Seafarer Circle, Suite 402, Jupiter, Florida 33477, and the telephone number is (561) 249-1354.

For complete bankruptcy proceedings and filings see the ecomecom.net web site and click on "Bankruptcy News Information" towards the top of the web page.

The Company does not have any off-balance sheet arrangements.

EMPLOYEES: The Company does not have any employees.

ITEM 1A.	RISK FACTORS

RISK FACTORS. The Company's business is subject to numerous risk factors, including the following:

NO OPERATING REVENUES. The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until it can realize profits from the business ventures it intends to acquire.

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

NO PUBLIC MARKET CURRENTLY EXISTS. There is currently no public market for the Company's common stock. There can be no assurance that a market will in fact develop at any time, or that a shareholder ever will be able to liquidate his investment without considerable delay. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real property. As of May 31, 2009, the Company was located at 601 Seafarer Circle, Suite 402, Jupiter, Florida 33477.  As of May 31, 2008 the company was located at 1016 Clemmons St, Suite 302, Jupiter Florida, consisting of approximately 1,277 square feet of office space which was provided by a related party on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6.	SELECTED FINANCIAL DATA

None

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenue for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 was $0.  Revenue for the period from June 1, 2007 Through March 28, 2008 (date of bankruptcy effectiveness) was $0 and for the year ended May 31, 2007 was $0.

Total operating expenses were $60,217 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) and $8,375 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008, compared to $99,557 for the year ended May 31, 2007.  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

The Company incurred net losses for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 of $8,375 and $62,742 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) compared to $103,740 for the year ended May 31, 2007.  For the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) the Company wrote off the remainder of it's inventory of $12,000.  Also during the period from June 1, 2007 through March 28, 2008 the company settled related company debt and accounts payable resulting in a gain of $11,187.

LIQUIDITY AND CAPITAL RESOURCES

	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2008	Period from June 1, 2007 Through March 28, 2008 (Date of Bankruptcy Effectiveness)	Period from Inception March 1, 2004 Through March 28, 2008 (Date of Bankruptcy Effectiveness)
Net cash provided by (used in) operating activities	$0	$(111)	$3
Net cash provided by investing activities	--	--	--
Net cash provided by financing activities	--	--	--
Net increase (decrease) in cash	0	114	3
Cash at end of period	3	3	3

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of May 31, 2008 and 2007	F-4

Statements of Operations for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and from June 1, 2007 to March 28, 2008 (date of bankruptcy effectiveness), for the year end May 31, 2007, and for the period from March 1, 2004 (inception) through March 28, 2008 (date of bankruptcy effectiveness),)	F-5

Statement of Changes in Stockholders' Deficit for the Period from May 31, 2006 through May 31, 2008	F-6

Statements of Cash Flows for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and the Period from June 1, 2007 to March 28, 2008 (date of bankruptcy effectiveness), for the year end May 31, 2007, and for the period from March 1, 2004 (inception) through March 28, 2008 (date of bankruptcy effectiveness),	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

A Super Deal.com, Inc.

(A Development Stage Company)

Jupiter, Florida

We have audited the accompanying balance sheet of A Super Deal.com, Inc. (A Development Stage Company), as of May 31, 2008, and the related statements of operations and cash flows for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008, for the period from March 1, 2004 (inception) through March 28, 2008 (date of bankruptcy effectiveness) and for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) and statement of changes in stockholders' deficit for the periods from March 1, 2004 (inception) through May 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of A Super Deal.com, Inc. for the year ended May 31, 2007 were audited by other auditors whose report dated August 27, 2007 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Super Deal.com, Inc. (A Development Stage Company), as of May 31, 2008, and the related statements of operations and cash flows for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008, for the period from March 1, 2004 (inception) through March 28, 2008 (date of bankruptcy effectiveness) and for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) and statement of changes in stockholders' deficit for the periods from March 1, 2004 (inception) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ D. Brooks and Associates CPA's, P.A.

West Palm Beach, Florida

September 9, 2010

"The following report is a copy of a previously issued audit report dated August 28, 2007 and the predecessor auditor has not reissued the report"

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

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
August 28, 2007

A SUPER DEAL.COM, INC.

(A Development Stage Company)

BALANCE SHEETS

	New Super Deal	Prior Super Deal
	May 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$3	$114
Inventory	0	12,000
Loan receivable	0	8,130

Total current assets	3	20,244

Total assets	$3	$20,244

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$250	$12,408
Stockholder loans	0	5,960

Total current liabilities	250	18,368

Total liabilities	250	18,368

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.01 par value; 100,000,000 shares authorized; 31,888,665 and 25,089,265 shares issued and outstanding, respectively	318,887	250,892
Paid-in-capital	0	27,005
Par value in excess of reorganization value	(310,759)	0
Deficit accumulated during the development stage	(8,375)	(276,021)

Total stockholders' equity (deficit)	(247)	1,876

Total liabilities and stockholders' equity (deficit)	$3	$20,244

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	New Super Deal	Prior Super Deal
	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008	Period from June 1, 2007 Through March 28, 2008 (Date of Bankruptcy Effectiveness)	Year Ended May 31, 2007	Period from Inception March 1, 2004 Through March 28, 2008 (Date of Bankruptcy Effectiveness)
Net Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General & administrative (1)	8,375	60,217	99,557	311,438

Total operating expenses	8,375	60,217	99,557	311,438

Loss from operations	(8,375)	(60,217)	(99,557)	(311,438)

Other Income (Expense)
Loss on write-down of inventory	0	(12,000)	0	(32,000)
Interest expense	0	(1,712)	(4,183)	(6,512)
Gain on forgiveness	0	11,187	0	11,187

Net Other Income (Expense)	0	(2,525)	(4,183)	(27,325)

Net loss	$(8,375)	$(62,742)	$(103,740)	$(338,763)

Basic and Diluted
Net loss per common share	$(.000)	$(.002)	$(.006)	$(.025)

Weighted-average shares outstanding:	31,088,860	28,390,615	18,317,242	13,395,059

(1) Includes stock based compensation of  $8,125 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008, $54,960 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) and $96,206 for the year ended May 31, 2007.

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.01
Balance March 1, 2004 (Inception)	0	$0	$0	$0	$0	$0
Issuance of common stock to eCom eCom.com, Inc.	1	0	0	0	0	0
Cancellation of common stock by eCom	(1)	0	0	0	0	0
Issuance of common stock to eCom stockholders	499,503	4,995	(4,995)	0	0	0
Asset distribution from eCom	0	0	32,000	0	0	32,000
Net loss May 31, 2004	0	0	0	0	(4)	(4)

Balance May 31, 2004	499,503	4,995	27,005	0	(4)	31,996
Issuance of common stock to American Capital Holdings	2,500,000	25,000	0	0	0	25,000
Net loss May 31, 2005	0	0	0	0	(41,356)	(41,356)

Balance May 31, 2005	2,999,503	29,995	27,005	0	(41,360)	15,640
Issuance of common stock for repayment of debt	8,530,106	85,302	0	0	0	85,302
Issuance of common stock for services	1,000,000	10,000	0	0	0	10,000
Net loss May 31, 2006	0	0	0	0	(62,742)	(62,742)

Balance May 31, 2006	12,529,609	125,297	27,005	0	(172,281)	19,979
Issuance of common stock for services	12,559,656	125,595	0	0	0	125,595
Net loss 2007	0	0	0	0	(103,740)	(103,740)

Balance May 31, 2007	25,089,265	250,892	27,005	0	(276,021)	1,876
Issuance of common stock for service	5,957,972	59,580	0	0		59,580
Issuance of common stock	28,928	289	1,000	0	0	1,289
Adjustment for par value in excess of reorganization value	0	0	(28,005)	(310,759)	338,763	0
Net loss May 31, 2007 through March 28, 2008	0	0	0	0	(62,742)	(62,742)

Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	31,076,165	310,762	0	(310,759)	0	3
Issuance of common stock for services	812,500	8,125	0	0	0	8,125
Net loss 2008	0	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665	$318,887	$0	$(310,759)	$(8,375)	$(247)

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	New Super Deal	Prior Super Deal
	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008	Period from June 1, 2007 Through March 28, 2008 (Date of Bankruptcy Effectiveness)	Year Ended May 31, 2007	Period from Inception March 1, 2004 Through March 28, 2008 (Date of Bankruptcy Effectiveness)
Cash flows from operating activities:
Net loss	$(8,375)	$(62,742)	$(103,740)	$(338,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write down of inventory	0	12,000	0	32,000
Stock-based compensation	8,125	55,216	125,595	317,953
Forgiveness of debt	0	(11,187)	0	(11,187)

Changes in operating assets and liabilities
Increase (decrease) to accounts payable and accrued expenses	250	6,602	(23,473)	0

Net cash used in operating activities	0	(111)	(18)	3

Net increase (decrease) in cash	0	(111)	(18)	3

Cash at beginning of year	3	114	133	0

Cash at end of year	$3	$3	$114	$3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0	$0

Income taxes paid	$0	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note A. Description of Business

A Super Deal.com, Inc. (the "Company" or "A Super Deal") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom").

A Super Deal's core business was the marketing of guaranteed authentic hand-signed sports memorabilia.

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off A Super Deal into an independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On June 4, 2004, the Board of Directors of eCom approved the spin-off of A Super Deal.

eCom spun off A Super Deal.com, Inc. on June 4, 2004.

As a result of the emergence of A Super Deal.com, Inc. (Prior Super Deal) from operating under Chapter 11 of the United States Bankruptcy Code on March 28, 2008 (the Effective Date), the Company is the successor registrant to Prior Super Deal pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

On July 8, 2010, the Company entered into an agreement to exchange, upon the completion of certain activities by the Company as defined in the agreement,  83% of its common stock for certain intellectual property that will allow the Company to produce various commodities through the process of biomass transformation.  The Company has yet to complete this transaction. The exchange will be treated as a reverse merger for financial reporting purposes.

Note B. Summary of Significant Accounting Policies

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

STOCK-BASED COMPENSATION

The accounting for common stock issued for services based the estimated fair value of the common stock issued as of the grant date. Because there is no market for the Company's common stock and no operations, the Company recorded the issuance of common stock for services at Par Value, which approximated the value of services received.

INCOME TAXES

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

INCOME TAXES

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2008. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. We have not issued any instruments resulting in potential common shares outstanding.

RECENTLY ISSUED ACCOUNTING STANDARDS

            In December 2008, the FASB issued FSP FIN No. 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises." FSP FIN No. 48-3 defers the effective date of FIN No. 48, "Accounting for Uncertainty in Income Taxes," for certain nonpublic enterprises as defined in SFAS No. 109, "Accounting for Income Taxes." However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company's financial condition or results of operations.

            In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This FSP amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of FSP FAS No. 140-4 did not have an impact on the Company's financial position and results of operations.

            In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's financial condition or results of operations.

            In June 2008, the FASB issued EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not impact the Company's financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

            In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The adoption of FSP FAS No. 142-3 did not have a material impact on the Company's financial statements.

            In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

            In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations." This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The adoption of SFAS No. 141(R) did not have a material impact on the Company's results of operations and financial condition.

            In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115," which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. There was no material impact on the Company's results of operations and financial condition due to the adoption of SFAS No. 159.

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company's results of operations and financial condition due to the adoption of SFAS No. 157.

            In April 2009, the Financial Accounting Standards Board issued Statement ("FASB") issued FASB Staff Position "FSP" No. SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments".  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions "APB Opinion" No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

            In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

            In October 2009, the FASB has published ASU 2009-13, "Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements", which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, "Revenue Recognition-Multiple-Element Arrangements", for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any impact on the Company's financial position and results of operations.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FASB SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles ("FASB ASU 2009-1"), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company's financial position or results of operations but changed the referencing system for accounting standards.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of financial Assets and Extinguishment of Liabilities" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "improving Disclosures about Fair Value Measurements," which clarifies certain existing requirements in ASC 820 "Fair Value Measurements and Disclosures," and required disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

In February 2010, the FASB issued FASB ASU 2010-09, "Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements," which clarifies certain existing evaluation and disclosure requirements in ASC 855 "Subsequent Events" related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company's consolidated results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note C. Involuntary Reorganization under Chapter 11

The Plan of Reorganization became effective and the Company emerged from Chapter 11 reorganization proceedings on March 28, 2008 (the "Reorganization Effective Date").  On the Reorganization Effective Date, the Company implemented fresh-start reporting in accordance with American Institute of Certified Public Accounts Statement of Position 90-7: Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7").

All conditions required for the adoption of fresh-start reporting were met upon emergence from the reorganization Proceedings on the Reorganization Effective Date.  As a result, the fair value of the Prior Super Deal assets became the new basis for the Company's statement of financial position as of the Fresh-Start Adoption Date, and all operations beginning on or after March 28, 2008 are related to the Successor Company.

As a result of the application of fresh-start reporting, the financial statements prior to and including March 28, 2008 represent the operations of the Prior Super Deal and are not comparable with the financial statements for periods on or after March 28, 2008.  References to "New Super Deal" refer to the Company on or after March 28, 2008, after giving effect to the application of fresh-start reporting. References to the "Prior Super Deal" refer to the Company prior to and including March 28, 2008.

Note D. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2008 of approximately $374,000, expiring through May 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note E. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008  was $8,125 and $42,580 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness), and $106,793 for the year ended May 31, 2007, and $267,799 for the period from March 1, 2004 (inception) through May 31, 2008.

These expenses were paid with the issuance of 812,500 shares of common stock for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008, 4,257,972 shares for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) and 10,679,295 shares for the year ended May 31, 2007, and 26,779,873 for the period from March 1, 2004 (inception) through May 31, 2008.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

Note F. Subsequent Events

On July 8, 2010, the Company entered into an agreement to exchange, upon the completion of certain activities by the Company as defined in the agreement,  83% of its common stock for certain intellectual property that will allow the Company to produce various commodities through the process of biomass transformation.  The Company has yet to complete this transaction.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any disagreements with its accountants. On August 5, 2010, the Company appointed D. Brooks and Associates CPA's, P.A. as its independent auditor.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") are properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant's management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

(b) CEO AND CFO CERTIFICATIONS

Attached as Exhibit 31.1 and 31.2 to this annual report are certifications by our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our quarterly report describes the results of our controls evaluation referred to in those certifications.

(c) OUR EVALUATION OF DISCLOSURE CONTROLS AND  PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of A Super Deal's disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on the evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

(e) INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Positions Held
Barney A. Richmond	58	Chairman / President / Secretary / Director
Richard C. Turner	50	Treasurer / Director

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

ITEM 11.	EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this filing, there are a total of 35,928,665 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

Name and Address	Number of Shares Owned	% of Shares Outstanding
Barney A. Richmond, Director & President (1)	4,528,339	12.6%
Jupiter, FL

Richard C. Turner, Director, Treasurer (2)	378,466	1.1%
Palm Beach Gardens, FL

United States Financial Group, Inc.	4,965,305	13.8%
Jupiter, FL

American Capital Holdings, Inc.	14,857,378	41.4%
Jupiter, FL
	---------------	------------
All Directors & Executive Officers as a group	4,906,805	13.7%
(2 persons)

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and $5,100 for the period from June 1, 2007 through May 28, 2008 (date of bankruptcy effectiveness).  Audit fees for the year ending May 31, 2008 will be incurred during the fiscal year ending May 31, 2011 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the period from March 28, 2008 (date of barnkruptcy effectiveness) through May 31, 2008 and $5,100 for the period from June 1, 2007 through May 28, 2008 (date of bankruptcy effectiveness).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed March 1, 2004 (incorporated by reference to the Company's Form 10SB)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	July 18, 2005 letter from the Securities and Exchange Commission asking A Super Deal.com to provide legal analysis for their "spin-off" share issuance.
99.2	August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter.
99.3	Transcript of March 20, 2006 Confirmation Hearing of debtor eCom eCom.com, Inc.
99.4	Order dated March 21, 2006 approving employment of Debtor's Auditors to November 29, 2004.
99.5	Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. dated August 25, 2006.
99.6	Order dated December 28, 2006 approving Disclosure Statement, setting a hearing date on plan confirmation and setting hearings on fee applications.
99.7	First Amended Joint Plan of Reorganization filed on January 3, 2007 by American Capital Holdings and eCom.
99.8	Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc.
99.9	Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc.
99.10	PCAOB Release No. 104-2005-117, dated October 27, 2005.
99.11	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB.
99.12	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations.
99.13	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond
99.14	March 28, 2008 Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries).
99.15	PCAOB Release No. 105-2008-001 dated April 22, 2008
99.16	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009.
99.17	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on September 9, 2010.

A SUPER DEAL.COM, INC. (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	September 9, 2010

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	September 9, 2010