Form 10-Q
period 2008-08-31
SUPER DEAL.COM, INC.
filed 2010-09-13
CIK 1321507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number (000-51419)

A Super Deal.com, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-1449410 (IRS Employer Identification No.)

601 Seafarer Circle, Suite 402
Jupiter, Florida	33477-9053
(Address of principal executive offices)	(Zip code)
(561) 249-1354
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐
     As of September 1, 2010 there were 35,928,665 common shares of the registrant's common stock, par value $.01 per share, outstanding.

A Super Deal.com, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of August 31, 2008 (unaudited) and May 31, 2008	4
	Condensed Statements of Operations for the Three Month Periods Ended August 31, 2008 and 2007 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 (unaudited)	6
	Condensed Statements of Cash Flows Three Months Ended August 31, 2008 and 2007 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

	SIGNATURE	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

A Super Deal.com, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	August 31, 2008	May 31, 2008
Assets	(unaudited)
Current Assets
Cash	$3	$3
Total current assets	3	3

Total assets	$3	$3

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$250	$250
Total current liabilities	250	250

Total liabilities	250	250
Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 32,393,665 and 31,888,665 shares issued and outstanding, respectively	323,937	318,887
Par value in excess of reorganization value	(310,759)	(310,759)
Deficit accumulated during the development stage	(13,425)	(8,375)

Total stockholders' deficit	(247)	(247)

Total liabilities and stockholders' deficit	$3	$3

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	New Super Deal		Prior Super Deal
	Three Months Ended August 31, 2008	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2008	Three Months Ended August 31, 2007
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0
Operating expenses:
General & administrative (1)	5,050	13,425	36,770

Total operating expenses	5,050	13,425	36,770

Loss from operations	(5,050)	(13,425)	(36,770)

Other Expense
Interest expense	0	0	(391)

Other Expense	0	0	(391)

Net Loss	$(5,050)	$(13,425)	$(37,161)

Basic and Diluted
Net loss per common share	$(.000)	$(.001)	$(.001)

Weighted-average shares outstanding:	31,894,154	31,563,777	25,387,762

(1) Includes stock based compensation of $5,050 for the three months ended August 31, 2008, $13,175 for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 and $37,617 for the three months ended August 31, 2007.

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	at Par Value $.01
Balance March 28, 2008 (date of bankruptcy effectiveness)	31,076,165	$310,762	$0	$(310,759)	$0	$3
Issuance of common stock for services	812,500	8,125	0	0	0	8,125
Net loss 2008	0	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665	318,887	0	(310,759)	(8,375)	(247)
Issuance of common stock for services	505,000	5,050	0	0	0	5,050
Net loss three months ended August 31, 2008	0	0	0	0	(5,050)	(5,050)

Balance August 31, 2008	32,393,665	$323,937	$0	$(310,759)	$(13,425)	$(247)

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	New Super Deal		Prior Super Deal
	Three Months Ended August 31, 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2008	Three Months Ended August 31, 2007
Cash flows from operating activities:
Net loss	$(5,050)	$(13,425)	$(37,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	5,050	13,175	37,617
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	0	250	(569)

Net cash provided by operating activities	0	0	(113)

Net decrease in cash	0	0	(113)

Cash at beginning of period	3	3	114

Cash at end of period	$3	$3	$1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

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

On June 4, 2004, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of A Super Deal.com.

eCom eCom.com, Inc. spun off A Super Deal.com, Inc. on June 4, 2004.

As a result of the emergence of A Super Deal.com, Inc. (Prior Super Deal) from operating under Chapter 11 of the United States Bankruptcy Code on March 28, 2008 (the Effective Date), the Company is the successor registrant to Prior Super Deal pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

On July 8, 2010 the Company entered into an agreement to exchange eighty three percent (83%) of its outstanding commons stock for certain intellectual property, which it will utilize to process various biomass to produce commodities including paper and food supplements. The exchange will be treated as a reverse merger for financial reporting purposes.

Note B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

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

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. The Company has not issued any instruments resulting in potential common shares outstanding.

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at August 31, 2008 of approximately $350,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note E. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three months ended August 31, 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 is approximately $5,000 and $13,000, respectively.

These expenses were paid with the issuance of 505,000 and 1,317,500 shares of common stock for the three months ended August 31, 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 respectively.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

Note F. Subsequent Events

On July 8, 2010, the Company entered into an agreement to exchange, upon the completion of certain activities by the Company as defined in the agreement,  83% of its common stock for certain intellectual property that will allow the Company to produce various commodities through the process of biomass transformation.  The Company has yet to complete this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended August 31, 2008 and 2007 was $0 and $0 respectively.

Total operating expenses for the three months ended August 31, 2008 was $5,050 compared to $36,770 for the three months ended August 31, 2007 resulting from lower rent, transfer agent fees and management expenses incurred during 2008.

The operations for the three months ended August 31, 2008 resulted in a net loss of $5,050 versus a net loss of $37,161 recorded in the three months ended August 31, 2007.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period May 31, 2008.  That note is hereby incorporated by reference into this Part 1, Item 2.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Accounting Pronouncements That We Have Not Yet Adopted

For a discussion of recently issued accounting pronouncements that we have not yet adopted, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.  Actual results could differ materially from those set forth in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures
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

(b) CEO and CFO Certifications

Attached as Exhibit 31.1 and 31.2 to this quarterly report are certifications by our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our quarterly report describes the results of our controls evaluation referred to in those certifications.

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

(e) Inherent Limitations of Any Control System

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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the three months ended August 31, 2008.
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A Super Deal.com, Inc.
Date: September 9, 2010	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)