Form 10-Q
period 2008-11-30
SUPER DEAL.COM, INC.
filed 2010-09-13
CIK 1321507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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

A Super Deal.com, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of November 30, 2008 (unaudited) and May 31, 2008	4
	Condensed Statements of Operations for the Three and Six Month Periods Ended November 30, 2008 and 2007 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2008 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2008 (unaudited)	6
	Condensed Statements of Cash Flows for the Six Months Ended November 30, 2008 and 2007 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2008 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

	SIGNATURE	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

A Super Deal.com, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	November 30, 2008	May 31, 2008
Assets	(unaudited)
Current Assets
Cash	$3	$3
Total current assets	3	3

Total assets	$3	$3

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$250	$250
Total current liabilities	250	250

Total liabilities	250	250
Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 32,898,665 and 31,888,665 shares issued and outstanding, respectively	328,987	318,887
Par value in excess of reorganization value	(310,759)	(310,759)
Deficit accumulated during the development stage	(18,475)	(8,375)

Total stockholders' deficit	(247)	(247)

Total liabilities and stockholders' deficit	$3	$3

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	New Super Deal			Prior Super Deal
	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through November 30, 2008	Three Months Ended November 30, 2007	Six Months Ended November 30, 2007
Net Sales	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

Gross profit	0	0	0	0	0

Operating expenses:
General & administrative (1)	5,050	10,100	18,475	14,805	51,575

Total operating expenses	5,050	10,100	18,475	14,805	51,575

Loss from operations	(5,050)	(10,100)	(18,475)	(14,805)	(51,575)

Other Expense
Loss on write-down of inventory	0	0	0	0	0
Interest expense	0	0	0	(554)	(945)
Forgiveness of debt	0	0	0	0	0

Other Expense	0	0	0	(554)	(945)

Net Loss	$(5,050)	$(10,100)	$(18,475)	$(15,359)	$(52,520)

Basic and Diluted
Net loss per common share	$(.001)	$(.000)	$(.001)	$(.001)	$(.002)

Weighted-average shares outstanding:	32,399,214	32,145,304	31,871,570	28,767,036	27,068,166

(1) Includes stock based compensation of $5,050 and $10,100 for the three and six months ended November 30, 2008, respectively; $18,225 for the period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2008; and $14,625 and $52,242 for the three and six months ended November 30, 2007, respectively.

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	at Par Value $.01
Balance March 28, 2008 (date of bankruptcy effectiveness)	31,076,165	$310,762	$0	$(310,759)	$0	$3
Issuance of common stock for services	812,500	8,125	0	0	0	8,125
Net loss 2008	0	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665	318,887	0	(310,759)	(8,375)	(247)
Issuance of common stock for services	1,010,000	10,100	0	0	0	10,100
Net loss six months ended November 30, 2008	0	0	0	0	(10,100)	(10,100)

Balance November 30, 2008	32,898,665	$328,987	$0	$(310,759)	$(18,475)	$(247)

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	New Super Deal		Prior Super Deal
	Six Months Ended November 30, 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through November 30, 2008	Six Months Ended November 30, 2007
Cash flows from operating activities:
Net loss	$(10,100)	$(18,475)	$(52,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	10,100	18,225	52,242
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	0	250	263

Net cash provided by operating activities	0	0	(14)

Net decrease in cash	0	0	(14)

Cash at beginning of period	3	3	114

Cash at end of period	$3	$3	$100

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at November 30, 2008 of approximately $355,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note E. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2008 is approximately $10,000 and $18,000, respectively.

These expenses were paid with the issuance of 1,010,000 and 1,822,500 shares of common stock for the six months ended November 30, 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2008 respectively.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended November 30, 2008 and 2007 was $0 and $0 respectively.

Total operating expenses for the six months ended November 30, 2008 was $10,100 compared to $51,575 for the six months ended November 30, 2007 resulting from lower rent, transfer agent fees and management expenses incurred during the six months ended November 30, 2008.

The operations for the six months ended November 30, 2008 resulted in a net loss of $10,100 versus a net loss of $52,520 recorded in the six months ended November 30, 2007.

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
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the six months ended November 30, 2008.

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