Form 10-Q
period 2009-02-28
SUPER DEAL.COM, INC.
filed 2010-09-13
CIK 1321507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

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

A Super Deal.com, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of February 28, 2009 (unaudited) and May 31, 2008	4
	Condensed Statements of Operations for the Three and Nine Month Periods Ended February 28, 2009 and February 29, 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 (unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months Ended February 28, 2009 and February 29, 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

	SIGNATURE	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
A Super Deal.com, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	November 30, 2008	May 31, 2008
Assets	(unaudited)
Current Assets
Cash	$3	$3
Total current assets	3	3

Total assets	$3	$3

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$110	$250
Stockholders loans	150	0
Total current liabilities	260	250

Total liabilities	260	250

Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 33,403,665 and 31,888,665 shares issued and outstanding, respectively	334,037	318,887
Par value in excess of reorganization value	(310,759)	(310,759)
Deficit accumulated during the development stage	(23,535)	(8,375)

Total stockholders' deficit	(257)	(247)

Total liabilities and stockholders' deficit	$3	$3

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	New Super Deal			Prior Super Deal
	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through February 28, 2009	Three Months Ended February 29, 2008	Nine Months Ended February 29, 2008
Net Sales	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

Gross profit	0	0	0	0	0

Operating expenses:
General & administrative (1)	5,060	15,160	23,535	8,632	60,208

Total operating expenses	5,060	15,160	23,535	8,632	60,208

Loss from operations	(5,060)	(15,160)	(23,535)	(8,632)	(60,208)

Other Expense
Interest expense	0	0	0	(197)	(1,141)

Other Expense	0	0	0	(197)	(1,141)

Net Loss	$(5,060)	$(15,160)	$(23,535)	$(8,829)	$(61,349)

Basic and Diluted
Net loss per common share	$(.001)	$(.000)	$(.001)	$(.000)	$(.002)

Weighted-average shares outstanding:	32,904,276	32,395,515	32,147,367	30,223,722	28,116,178

(1) Includes stock based compensation of $5,050 and $15,160 for the three and nine months ended February 28, 2009, respectively; $23,275 for the period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 and $8,627 and $60,869 for the three and nine months ended February 29, 2008, respectively.

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	at Par Value $.01
Balance March 28, 2008 (date of bankruptcy effectiveness)	31,076,165	$310,762	$(310,759)	$0	$3
Issuance of common stock for services	812,500	8,125	0	0	8,125
Net loss 2008	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665	318,887	(310,759)	(8,375)	(247)
Issuance of common stock for services	1,515,000	15,150	0	0	15,150
Net loss nine months ended February 28, 2009	0	0	0	(15,160)	(15,160)

Balance February 28, 2009	32,898,665	$328,987	$(310,759)	$(18,475)	$(247)

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	New Super Deal		Prior Super Deal
	Nine Months Ended February 28, 2009	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through February 28, 2009	Nine Months Ended February 29, 2008
Cash flows from operating activities:
Net loss	$(15,160)	$(23,535)	$(61,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	15,150	23,275	60,869
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	10	260	369

Net cash provided by operating activities	0	0	(111)

Net decrease in cash	0	0	(111)

Cash at beginning of period	3	3	114

Cash at end of period	$3	$3	$3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

Note D. Income Taxes

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 is approximately $15,000 and $23,000, respectively.

These expenses were paid with the issuance of 1,515,000 and 2,327,500 shares of common stock for the nine months ended February 28, 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 respectively.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

Note E. Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the nine months ended February 28, 2009 was $0 and for the nine months ended February 29, 2008 was $0.

Total operating expenses for the nine months ended February 28, 2009 was $15,160 compared to $60,208 for the nine months ended February 29, 2008 resulting from lower rent, transfer agent fees and management expenses incurred during the nine months ended February 28, 2009.

The operations for the nine months ended February 28, 2009 resulted in a net loss of $15,160 versus a net loss of $61,349 recorded in the nine months ended February 29, 2008.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period May 31, 2008.  That note is hereby incorporated by reference into this Part 1, Item 2.

Impact of Inflation

Inflation of the costs of food, labor, fuel and energy impacts our operating expenses. However, we are able to effectively manage inflationary cost increases due to rapid inventory turnover.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the nine months ended February 28, 2009.

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