Form 10-K
period 2009-05-31
SUPER DEAL.COM, INC.
filed 2010-09-13
CIK 1321507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

During the remainder of the entire month of September, 2009, management did considerable legal, tax and accounting background research issues regarding the unsupported background facts of the findings stated in the PCAOB Release No 105- 2008-001. Management believes Thomas B. Andres, CPA as well as Wieseneck & Andres, P.A. and the PCAOB entered into this consent order without examining the actual real facts with respect to all applicable Federal IRS Statutes. Additionally, management was unilaterally denied the opportunity to meet with the PCAOB to discuss the issues brought up in PCAOB Release No. 104-2005-117 and was led to believe there was "no ongoing process with respect to its content", as advised in J. Gordon Seymour's February 15, 2008 correspondence. The PCAOB was established via the Sarbanes-Oxley Act as a division within the SEC.

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

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

RESULTS OF OPERATIONS:

Revenue for the year ended May 31, 2009 and for the year ended May 31, 2008 was $0.

Total operating expenses for the year ended May 31, 2009 were $20,653 compared to $60,217 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness).

Administrative expenses totaling $20,653 in fiscal year 2009 versus $60,217 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness)  were the result of the company focusing its efforts towards keeping the Company current with rent, transfer work, and other administrative costs.  Rent and administrative costs decreased during the fiscal year ended May 31, 2009.   The period from June 1, 2007 through March 28, 2008 includes $5,100 in independent audit fees.

The operations for the year ended May 31, 2009 resulted in a net loss of $(20,653) versus a net loss of $(62,742) recorded for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness).  For the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) the Company wrote off the remainder of it's inventory of $12,000.  Also as a result of bankruptcy effectiveness on March 28, 2008 the company was relieved of certain debt and accounts payable resulting in a gain of $11,187.

LIQUIDITY AND CAPITAL RESOURCES

	New Super Deal			Prior Super Deal
	Year Ended May 31, 2009	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2009	Period from June 1, 2007 Through March 28, 2008 (Date of Bankruptcy Effectiveness)	Period from Inception March 1, 2004 Through March 28, 2008 (Date of Bankruptcy Effectiveness)
Net cash (used in) provided by operating activities	$(3)	$0	$(3)	$(111)	$3
Cash flows from investing activities	--	--	--	--	--
Cash flows from financing activities	--	--	--	--	--
Net increase (decrease) in cash	(3)	0	(3)	(111)	3
Cash at end of period	0	3	0	3	3

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The page numbers for the financial statement categories are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

A Super Deal.com, Inc.

(A Development Stage Company)

Jupiter, Florida

We have audited the accompanying balance sheets of A Super Deal.com, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the related statements of operations and cash flows for the twelve months ended May 31, 2009 and 2008, for the periods from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and 2008, and for the periods from June 1, 2007 and March 1, 2004 (inception) through March 28, 2008 (date of bankruptcy effectiveness) and the statement of changes in stockholders' deficit for the period from June 1, 2007 through May 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Super Deal.com, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the results of its operations and cash flows for the twelve months ended May 31, 2009 and 2008, for the periods from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and 2008, and for the periods from June 1, 2007 and March 1, 2004 (inception)  through March 28, 2008 (date of bankruptcy effectiveness) and the statement of changes in stockholders' deficit for the period from June 1, 2007 through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ D. Brooks and Associates CPA's, P.A.

West Palm Beach, Florida

September 9, 2010

A SUPER DEAL.COM, INC.

(A Development Stage Company)

BALANCE SHEETS

	May 31,
	2009	2008
Assets
Current Assets
Cash	$0	$3
Total current assets	0	3

Total assets	$0	$3

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$550	$250
Stockholder loans	150	0

Total current liabilities	700	250

Total liabilities	700	250

Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 33,908,665 and 31,888,665 shares issued and outstanding, respectively	339,087	318,887
Par value in excess of reorganization value	(310,759)	(310,759)
Deficit accumulated during the development stage	(29,028)	(8,375)

Total stockholders' deficit	(700)	(247)

Total liabilities and stockholders' deficit	$0	$3

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	New Super Deal			Prior Super Deal
	Twelve Months Ended May 31, 2009	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2009	Period from June 1, 2007 Through March 28, 2008 (Date of Bankruptcy Effectiveness)	Period from Inception March 1, 2004 Through March 28, 2008 (Date of Bankruptcy Effectiveness)
Net Sales	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

Gross profit	0	0	0	0	0

Operating expenses:
General & administrative (1)	20,653	8,375	29,028	60,217	311,438

Total operating expenses	20,653	8,375	29,028	60,217	311,438

Loss from operations	(20,653)	(8,375)	(29,028)	(60,217)	(311,438)

Other Income (Expense)
Loss on write-down of inventory	0	0	0	(12,000)	(32,000)
Interest expense	0	0	0	(1,712)	(6,512)
Forgiveness of debt	0	0	0	11,187	11,187

Other Expense	0	0	0	(2,525)	(27,325)

Net Loss	$(20,653)	$(8,375)	$(29,028)	$(62,742)	$(338,763)

Basic and Diluted
Net loss per common share	$(.001)	$(.000)	$(.001)	$(.002)	$(.025)

Weighted-average shares outstanding:	32,651,007	31,088,860	33,453,681	28,390,615	13,395,059

(1) Includes stock based compensation of  $20,200, $8,125 and $28,325 for the 12 months ended May 31, 2009, for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008, and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009, respectively.

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During Development Stage	Total Stockholders' Deficit
	Number of Shares	at Par Value $.01
Balance June 1, 2007	25,089,265	$250,892	$27,005	$0	$(276,021)	$1,876
Issuance of common stock for services	5,982,972	59,830	1,000	0	0	60,830
Issuance of common stock	3,928	39	0	0	0	39
Adjustment for par value in excess of reorganization value	0	0	(28,005)	(310,759)	338,763	0
Net loss May 31, 2007 through March 28, 2008	0	0	0	0	(62,742)	(62,742)

Balance March 28, 2008 (date of bankruptcy effectiveness)	31,076,165	310,762	0	(310,759)	0	3
Issuance of common stock for services	812,500	8,125	0	0	0	8,125
Net loss 2008	0	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665	318,887	0	(310,759)	(8,375)	(247)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss 2009	0	0	0	0	(20,653)	(20,653)

Balance May 31, 2009	33,908,665	$339,087	$0	$(310,759)	$(29,028)	$(700)

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	New Super Deal			Prior Super Deal
	Twelve Months Ended May 31, 2009	Period from March 28, 2008 (Date of Bankruptcy Effectiveness)Through May 31, 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2009	Period from June 1, 2007 Through March 28, 2008 (Date of Bankruptcy Effectiveness)	Period from Inception March 1, 2004 Through March 28, 2008 (Date of Bankruptcy Effectiveness)
Cash flows from operating activities:
Net loss	$(20,653)	$(8,375)	$(29,028)	$(62,742)	$(338,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write down of inventory	0	0	0	12,000	32,000
Stock-based compensation	20,200	8,125	28,325	55,216	317,953
Gain on forgiveness of debt	0	0	0	(11,187)	(11,187)

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	450	250	700	6,602	0

Net cash (used in) provided by operating activities	(3)	0	(3)	(111)	3

Net increase (decrease) in cash	(3)	0	(3)	(111)	3

Cash at beginning of year	3	3	3	114	0

Cash at end of year	$0	$3	$0	$3	$3

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$0	$0	$0	$0	$0

Income taxes paid	$0	$0	$0	$0	$0

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

INCOME TAXES - (Continued)

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2009 of approximately $374,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note E. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 is approximately $20,000 and 8,000 and $28,000, respectively.

These expenses were paid with the issuance of 2,020,000, 812,500 and 2,832,500 shares of common stock for the twelve months end May 31, 2009, for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009, respectively.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

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

No other executive officer currently receives compensation from the Company..

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the fiscal year ended May 31, 2009, and $5,100 for the twelve months ended May 31, 2008. Audit fees for the years ending May 31, 2009 and 2008 will be paid during the fiscal year ending May 31, 2011 as new registered auditors are retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2009, and $0 for the twelve months ended May 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed March 1, 2004 (incorporated by reference to the Company's Form 10SB)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32.1	Section 1350 Certification
99.1	July 18, 2005 letter from the Securities and Exchange Commission asking A Super Deal.com to provide legal analysis for their "spin-off" share issuance. (1)
99.2	August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)
99.3	Transcript of March 20, 2006 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)
99.4	Order dated March 21, 2006 approving employment of Debtor's Auditors to November 29, 2004. (1)
99.5	Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. dated August 25, 2006. (1)
99.6	Order dated December 28, 2006 approving Disclosure Statement, setting a hearing date on plan confirmation and setting hearings on fee applications. (1)
99.7	First Amended Joint Plan of Reorganization filed on January 3, 2007 by American Capital Holdings and eCom. (1)
99.8	Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)
99.9	Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (1)
99.10	PCAOB Release No. 104-2005-117, dated October 27, 2005. (1)
99.11	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (1)
99.12	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (1)
99.13	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (1)
99.14	March 28, 2008 Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries). (1)
99.15	PCAOB Release No. 105-2008-001 dated April 22, 2008 (1)
99.16	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (1)
99.17	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (1)

(1) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001321507-10-000006)

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