Form 10-Q
period 2009-08-31
SUPER DEAL.COM, INC.
filed 2010-09-13
CIK 1321507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

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

A Super Deal.com, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of August 31, 2009 (unaudited) and May 31, 2009	4
	Condensed Statements of Operations for the Three Month Periods Ended August 31, 2009 and 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended August 31, 2009 and 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

	SIGNATURE	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

A Super Deal.com, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	August 31, 2009	May 31, 2009
Assets	(unaudited)

Total Assets	$0	$0

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$650	$550
Stockholder loans	150	150

Total current liabilities	800	700

Total liabilities	800	700

Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 34,413,665 and 33,908,665 shares issued and outstanding, respectively	344,137	339,087
Par value in excess of reorganization value	(310,759)	(310,759)
Deficit accumulated during the development stage	(34,178)	(29,028)

Total stockholders' deficit	(800)	(700)

Total liabilities and stockholders' deficit	$0	$0

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

			Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2009
	Quarter Ended August 31,
	2009	2008

Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Operating expenses:
General & administrative (1)	5,150	5,050	34,178

Total operating expenses	5,150	5,050	34,178

Loss from operations	(5,150)	(5,050)	(34,178)

Net Loss	$(5,150)	$(5,050)	$(34,178)

Basic and Diluted
Earnings per common share	$(.000)	$(.000)	$(.001)

Weighted-average shares outstanding:	33,914,154	31,894,154	32,682,163

(1) Includes stock based compensation of $5,050 for the three months ended August 31, 2009, $5,050 for the three months ended August 31, 2008, and $33,375 for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009.

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	at Par Value $.01
Balance March 28, 2008 (Date of Bankruptcy Effectiveness)	31,076,165	$310,762	$(310,759)	$0	$3
Issuance of common stock for services	812,500	8,125	0	0	8,125
Net loss 2008	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665,	318,887	(310,759)	(8,375)	(247)
Issuance of common stock for services	2,020,000	20,200	0	0	20,200
Net loss 2009	0	0	0	(20,653)	(20,653)

Balance May 31, 2009	33,908,665	339,087	(310,759)	(29,028)	(700)
Issuance of common stock for services	505,000	5,050	0	0	5,050
Net loss three months ended August 31, 2009	0	0	0	(5,150)	(5,150)

Balance August 31, 2009	34,918,665	$349,187	$(310,759)	$(34,178)	$(800)

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2009
Cash flows from operating activities:
Net loss	$(5,150)	$(5,050)	$(34,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,050	5,050	33,375
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	100	0	800

Net cash used in operating activities	0	0	(3)

Net decrease in cash	0	0	(3)

Cash at beginning of period	0	3	3

Cash at end of period	$0	$3	$0

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

STOCK-BASED COMPENSATION

The accounting for common stock issued for services was based on the estimated fair value of the common stock issued as of the grant date. Because there is no market for the Company's common stock and no operations, the Company recorded the issuance of common stock for services at par value, which approximated the value of services received.

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

INCOME TAXES - (Continued)

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2010. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at August 31, 2009 of approximately $370,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note E. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three months ended August 31, 2009 and 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009 is approximately $5,000, $5,000 and $33,000, respectively.

These expenses were paid with the issuance of 505,000, 505,000 and 3,337,500 shares of common stock for the three months ended August 31, 2009 and 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009, respectively.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended August 31, 2009 and 2008 was $0.

Total operating expenses for the three months ended August 31, 2009 was $5,150 compared to $5,050 for the three months ended August 31, 2008 resulting from the company focusing its efforts towards keeping the Company current with rent, transfer work, and other administrative costs.

The operations for the three months ended August 31, 2009 resulted in a net loss of $5,150 versus a net loss of $5,050 recorded in the three month period ended August 31, 2008.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period May 31, 2009.  That note is hereby incorporated by reference into this Part 1, Item 2.

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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the three months ended August 31, 2009.
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