Form 10-Q
period 2009-11-30
SUPER DEAL.COM, INC.
filed 2010-09-13
CIK 1321507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number (000-51419)
A Super Deal.com, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	02-1449410 (IRS Employer Identification No.)

601 Seafarer Circle, Suite 402
Jupiter, Florida	33477-9053
(Address of principal executive offices)	(Zip code)
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

A Super Deal.com, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of November 30, 2009 (unaudited) and May 31, 2009	4
	Condensed Statements of Operations for the Three and Six Month Periods Ended November 30, 2009 and 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009 (unaudited)	6
	Condensed Statements of Cash Flows for the Six Months Ended November 30, 2009 and 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

	SIGNATURE	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

A Super Deal.com, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	November 30, 2009	May 31, 2009
Assets	(unaudited)

Total Assets	$0	$0

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$650	$550
Stockholder loans	150	150

Total current liabilities	800	700

Total liabilities	800	700

Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 34,918,665 and 33,908,665 shares issued and outstanding, respectively	349,187	339,087
Par value in excess of reorganization value	(310,759)	(310,759)
Deficit accumulated during the development stage	(39,228)	(29,028)

Total shareholders' deficit	(800)	(700)

Total liabilities and shareholders' deficit	$0	$0

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

					Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through November 30, 2009
	Quarter Ended November, 30		Six Months Ended November 30,
	2009	2008	2009	2008

Net Sales	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

Gross profit	0	0	0	0	0

Operating expenses:
General & administrative (1)	5,050	5,050	10,200	10,100	39,228

Total expenses	5,050	5,050	10,200	10,100	39,228

Loss from operations	(5,050)	(5,050)	(10,200)	(10,100)	(39,228)

Net Loss	$(5,050)	$(5,050)	$(10,200)	$(10,100)	$(39,228)

Basic and Diluted
Earnings per common share	$(.000)	$(.000)	$(.000)	$(.000)	$(.001)

Weighted-average shares outstanding:	34,419,214	32,399,214	34,165,304	32,145,304	32,940,450

(1) Includes stock based compensation of $5,050 and $10,100 for the three and six months ended November 30, 2009, respectively; $38,425 for the period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009; and $5,050 and $10,100 for the three and six months ended November 30, 2008, respectively.

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	at Par Value $.01
Balance March 28, 2008 (Date of Bankruptcy Effectiveness)	31,076,165	$310,762	$(310,759)	$0	$3
Issuance of common stock for services	812,500	8,125	0	0	8,125
Net loss 2008	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665	318,887	(310,759)	(8,375)	(247)
Issuance of common stock for services	2,020,000	20,200	0	0	20,200
Net loss 2009	0	0	0	(20,653)	(20,653)

Balance May 31, 2009	33,908,665	339,087	(310,759)	(29,028)	(700)
Issuance of common stock for services	1,010,000	10,100	0	0	10,100
Net loss Six Months ended November 30, 2009	0	0	0	(10,200)	(10,200)

Balance November 30, 2009	34,918,665	$349,187	$(310,759)	$(39,228)	$(800)

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through November 30, 2009
Cash flows from operating activities:
Net loss	$(10,200)	$(10,100)	$(39,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,100	10,100	38,425
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	100	0	800

Net cash used in operating activities	0	0	(3)

Net decrease in cash	0	0	(3)

Cash at beginning of period	0	3	3

Cash at end of period	$0	$3	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

Note D. Income Taxes

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2009 totals approximately $385,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024 and last until May 31, 2029.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at November 30, 2009 of approximately $385,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note E. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2009 and 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009 is approximately $10,000, $10,000, and $38,000, respectively.

These expenses were paid with the issuance of 1,010,000, 1,010,000 and 3,842,500 shares of common stock for the six months ended November 30, 2009 and 2008, and for the period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009, respectively.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended November 30, 2009 and 2008 was $0.

Total operating expenses for the six months ended November 30, 2009 was $10,200 compared to $10,100 for the six months ended November 30, 2008 resulting from the company focusing its efforts towards keeping the Company current with rent, transfer work, and other administrative costs.

The operations for the six months ended November 30, 2009 resulted in a net loss of $10,200 versus a net loss of $10,100 recorded in the six months ended November 30, 2008.

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
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the six months ended November 30, 20089.

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