Form 10-Q
period 2010-02-28
SUPER DEAL.COM, INC.
filed 2010-09-13
CIK 1321507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

A Super Deal.com, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of February 28, 2010 (unaudited) and May 31, 2009	4
	Condensed Statements of Operations for the Three and Nine Month Periods Ended February 28, 2010 and 2009 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2010 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2010 (unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months Ended February 28, 2010 and 2009 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2010 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	February 28, 2010	May 31, 2009
Assets	(unaudited)

Total Assets	$0	$0

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$650	$550
Shareholder loans	150	150

Total current liabilities	800	700

Total liabilities	800	700

Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 35,423,665 and 33,908,665 shares issued and outstanding, respectively	354,237	339,087
Par value in excess of reorganization value	(310,759)	(310,759)
Deficit accumulated during the development stage	(44,278)	(29,028)

Total stockholders' deficit	(800)	(700)

Total liabilities and stockholders' deficit	$0	$0

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

					Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through February 28, 2010
	Quarter Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009

Net Sales	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

Gross profit	0	0	0	0	0

Operating expenses:
General & administrative (1)	5,050	5,060	15,250	15,160	44,278

Total expenses	5,050	5,060	15,250	15,160	44,278

Loss from operations	(5,050)	(5,060)	(15,250)	(15,160)	(44,278)

Net Loss	$(5,050)	$(5,060)	$(15,250)	$(15,160)	$(44,278)

Basic and Diluted
Earnings per common share	$(.000)	$(.000)	$(.000)	$(.000)	$(.001)

Weighted-average shares outstanding:	34,924,276	32,904,276	34,415,515	32,395,515	33,194,787

(1) Includes stock based compensation of $5,050 and $15,150 for the three and nine months ended February 28, 2010, respectively; $43,475 for the period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2010; and $5,050 and $15,150 for the three and nine months ended February 28, 2009, respectively.

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	at Par Value $.01
Balance March 28, 2008 (date of bankruptcy effectiveness)	31,076,165	$310,762	$(310,759)	$0	$3
Issuance of common stock for services	812,500	8,125	0	0	8,125
Net loss 2008	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665,	318,887	(310,759)	(8,375)	(247)
Issuance of common stock for services	2,020,000	20,200	0	0	20,200
Net loss 2009	0	0	0	(20,653)	(20,653)

Balance May 31, 2009	33,908,665	339,087	(310,759)	(29,028)	(700)
Issuance of common stock for services	1,515,000	15,150	0	0	15,150
Net loss nine months ended February 28, 2010	0	0	0	(15,250)	(15,250)

Balance February 28, 2010	35,423,665	$354,237	$(310,759)	$(44,278)	$(800)

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended February 28,		Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through February 28 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(15,250)	$(15,160)	$(44,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,150	15,150	43,475
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	100	10	800

Net cash used in operating activities	0	0	(3)

Net decrease in cash	0	0	(3)

Cash at beginning of period	0	3	3

Cash at end of period	$0	$3	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. We has not issued any instruments resulting in potential common shares outstanding.

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

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of financial Assets and Extinguishment of Liabilities" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

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

Note D. Income Taxes

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2010 totals approximately $390,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024 and last until May 31, 2029.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at February 28, 2010 of approximately $390,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note E. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2010 and 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2010 is approximately $15,000, $15,000, and $43,000, respectively.

These expenses were paid with the issuance of 1,515,000, 1,515,000 and 4,347,500 shares of common stock for the nine months ended February 28, 2010 and 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2010 respectively.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the nine months ended February 28, 2010 and 2009 was $0.

Total operating expenses for the nine months ended February 28, 2010 was $15,250 compared to $15,160 for the nine months ended February 28, 2009 resulting from the company focusing its efforts towards keeping the Company current with rent, transfer work, and other administrative costs.

The operations for the nine months ended February 28, 2010 resulted in a net loss of $15,250 versus a net loss of $15,160 recorded in the nine months ended February 28, 2009.

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

Item 4. (Removed and Reserved)

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