Form 10-K
period 2010-05-31
SUPER DEAL.COM, INC.
filed 2010-09-13
CIK 1321507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER (000-51419)

A SUPER DEAL.COM, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	20-14499410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Seafarer Circle, Suite 402 Jupiter, FL	33477-9053
(Address of principal executive offices)	(Zip Code)

(561) 429-8704

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer"and "smaller reporting company"in Rule12b-2 of the Exchange Act.

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

Shares of Common Stock outstanding as of September 1, 2010: 35,928,665 shares.

A SUPER DEAL.COM, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this annual report on Form 10-K, including in the section entitled "Risk Factors."

When used in this report, the terms "A Super Deal", "we", "our", "us" and "the Company" refer to A Super Deal.com, Inc. except where the context otherwise requires or as otherwise indicated.

ITEM 1.	BUSINESS

A Super Deal.com, Inc. (the "Company" or "A Super Deal) was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom"). A Super Deal.com's core business was the marketing of guaranteed authentic hand signed sports memorabilia. The Company ceased pursing this line of business during March 2005. The Company currently has no operations.

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

A SUPER DEAL.COM, INC.

ITEM 1.	BUSINESS - CONTINUED

Subsidiaries to be necessary or appropriate to result in substantially all of the respective assets, properties, rights, liabilities, duties, and obligations of the Reorganized Debtor or the Subsidiaries vesting in one or more surviving, resulting or acquiring corporations. In each case in which the surviving, resulting, or acquiring corporation in any such transaction is a successor to the Reorganized Debtor, such surviving, resulting, or acquiring corporation will perform the obligations of the Reorganized Debtor pursuant to the Plan to pay or otherwise satisfy the Allowed Claims against the Reorganized Debtor, as applicable and to the extent necessary.

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

The Company's main office is located at 601 Seafarer Circle, Suite 402, Jupiter, Florida 33477, and the telephone number is (561) 249.1354.

For complete bankruptcy proceedings and filings see the ecomecom.net web site and click on "Bankruptcy News Information"towards the top of the web page.

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

The Company does not own any real property. As of May 31, 2010, the Company was located at 601 Seafarer Circle, Suite 402, Jupiter, Florida 33477.  As of May 31, 2008 the company was located at 1016 Clemmons St, Suite 302, Jupiter Florida, consisting of approximately 1,277 square feet of office space which was provided by a related party on a month to month basis.

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

RESULTS OF OPERATIONS:

Revenue for the year ended May 31, 2010 and for the year ended May 31, 2009 was $0.

Total operating expenses for the year ended May 31, 2010 was $20,750 compared to $20,653 for the year ended May 31, 2009.

Administrative expense $20,750 in fiscal year 2010 versus $20,653 in 2009 were the result of the company focusing its efforts towards keeping the Company current with rent, transfer work, and other administrative costs.

The operations for the year ended May 31, 2010 resulted in a net loss of $20,750 versus a net loss of $20,653 recorded in the year ended May 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

	May 31, 2010	May 31, 2009	Period from March 28 2008 Date of Bankruptcy Effectiveness Through May 31 2010
Net cash provided by operating activities	$0	$(3)	$(3)
Net cash provided by (used in) investing activities	---	---	---
Net cash (used in) provided by financing activities	---	---	---
Net increase (decrease) in cash	0	(3)	(3)
Cash at end of period	0	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets May 31, 2010 and 2009	F-3

Statements of Operations Twelve Months Ended May 31, 2010 and 2009 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010	F-4

Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010	F-5

Statements of Cash Flows Twelve Months Ended May 31, 2010 and 2009 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010	F-6

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders A SUPER DEAL.COM, INC. (A Development Stage Company) Jupiter, Florida

We have audited the accompanying balance sheets of A Super Deal.com, Inc. (A Development Stage Company), as of May 31, 2010 and 2009, and the related statements of operations and cash flows for the twelve months ended May 31, 2010 and 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010, and statement of changes in stockholders' deficit for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Super Deal.com, Inc. (A Development Stage Company), as of May 31, 2010 and 2009 and the results of its operations and cash flows for the twelve months ended May 31, 2010 and 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010, and the statement of changes in stockholders' deficit from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ D. Brooks and Associates CPA's, P.A.

West Palm Beach, Florida

September 9, 2010

A SUPER DEAL.COM, INC.

(A Development Stage Company)

BALANCE SHEETS

	May 31,
	2010	2009
Assets

Total Assets	$0	$0

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,100	$550
Shareholder loans	150	150

Total current liabilities	1,250	700

Total liabilities	1,250	700

Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 35,928,665 and 33,908,665 shares issued and outstanding at May 31, 2010 and 2009 respectively	359,287	339,087
Par Value in Excess of Reorganization Value	(310,759)	(310,759)
Deficit accumulated during the development stage	(49,778)	(29,028)

Total stockholders' deficit	(1,250)	(700)

Total liabilities and stockholders' deficit	$0	$0

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Years Ended May 31,		Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2010
	2010	2009
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Operating expenses:
General & administrative (1)	20,750	20,653	49,778

Total operating expenses	20,750	20,653	49,778

Loss from operations	(20,750)	(20,653)	(49,778)

Net loss	$(20,750)	$(20,653)	$(49,778)

Basic and Diluted
Net loss per common share	$(.001)	$(.001)	$(.001)

Weighted-average shares outstanding:	34,671,007	32,651,007	33,453,681

(1) Includes stock based compensation of $20,200, $20,000 and $48,525, respectively.

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.01
Balance March 28, 2008 (Date of Bankruptcy Effectiveness)	31,076,165	$310,762	$(310,759)	$0	$3
Issuance of common stock for services	812,500	8,125	0	0	8,125
Net loss 2008	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665,	318,887	(310,759)	(8,375)	(247)
Issuance of common stock for services	2,020,000	20,200			20,200
Net loss 2009	0	0	0	(20,653)	(20,653)

Balance May 31, 2009	33,908,665	339,087	(310,759)	(29,028)	(700)
Issuance of common stock for services	2,020,000	20,200			20,200
Net loss 2010	0	0	0	(20,750)	(20,750)

Balance May 31, 2010	35,928,665	$359,287	$(310,759)	$(49,778)	$(1,250)

The accompanying notes are an integral part of these financial statements.

A SUPER DEAL.COM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Years Ended May, 31		Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(20,750)	$(20,653)	$(49,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,200	20,200	48,525
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	550	450	1,250

Net cash provided by operating activities	0	(3)	(3)

Net decrease in cash	0	(3)	(3)

Cash at beginning of period	0	3	3

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

On June 4, 2004, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of A Super Deal.com.

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

BASIS OF PRESENTATION

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

STOCK-BASED COMPENSATION

The accounting for common stock issued for services was based on the estimated fair value of the common stock issued as of the grant date. Because there is no market for the Company's common stock and no operations, the Company recorded the issuance of common stock for services at Par Value, which approximated the value of services received.

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2010. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. We has not issued any instruments resulting in potential common shares outstanding.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 ("FASB SFAS 168").  SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

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

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

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

Note D. Income Taxes

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2010 totals approximately $374,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024 and last until May 31, 2029.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2010 of approximately $374,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note E. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2010 and 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010 is approximately $20,000 and 420,000 and $48,000, respectively.

These expenses were paid with the issuance of 2,020,000, 2,020,000 and 4,852,500 shares of common stock for the twelve months end May 31, 2010 and 2009, and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010, respectively.  Because there is no market for the Company's common stock and the Company has no assets or operations, shares were valued at par value of $.01 per share, which approximated the value of services received.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the fiscal year ended May 31, 2010, and $0 for the fiscal year ended May 31, 2009. Audit fees for the years ending May 31, 2010 and 2009 will be paid during the fiscal year ending May 31, 2012 as new registered auditors are retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2010, and $0 for the fiscal year ended May 31, 2009.

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