Form 10-Q
period 2010-08-31
SUPER DEAL.COM, INC.
filed 2010-10-15
CIK 1321507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

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

A Super Deal.com, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of August 31, 2010 (unaudited) and May 31, 2010	4
	Condensed Statements of Operations for the Three Month Periods Ended August 31, 2010 and 2009 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2010 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2010 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended August 31, 2010 and 2009 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2010 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	August 31, 2010	August 31, 2009
Assets	(unaudited)

Total Assets	$0	$0

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$8,300	$650
Shareholder loans	8,236	150

Total current liabilities	16,536	800

Total liabilities	16,536	800

Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 35,928,665 and 34,413,665 shares issued and outstanding, respectively	359,287	344,137
Par value in excess of reorganization value	(310,759)	(310,759)
Deficit accumulated during the development stage	(65,064)	(34,178)

Total stockholders' deficit	(16,536)	(800)

Total liabilities and stockholders' deficit	$0	$0

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

			Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2010
	Quarter Ended August 31,
	2010	2009

Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Operating expenses:
General & administrative (1)	15,286	5,150	65,064

Total operating expenses	15,286	5,150	65,064

Loss from operations	(15,286)	(5,150)	(65,064)

Net Loss	$(15,286)	$(5,150)	$(65,064)

Basic and Diluted
Earnings per common share	$(.000)	$(.000)	$(.002)

Weighted-average shares outstanding:	35,928,665	33,914,154	33,710,667

(1) Includes stock based compensation of $0 for the three months ended August 31, 2010, $5,050 for the three months ended August 31, 2009, and $48,525 for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2010.

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	at Par Value $.01
Balance March 28, 2008 (date of bankruptcy effectiveness)	31,076,165	$310,762	$(310,759)	$0	$3
Issuance of common stock for services	812,500	8,125	0	0	8,125
Net loss 2008	0	0	0	(8,375)	(8,375)

Balance May 31, 2008	31,888,665,	318,887	(310,759)	(8,375)	(247)
Issuance of common stock for services	2,020,000	20,200	0	0	20,200
Net loss 2009	0	0	0	(20,653)	(20,653)

Balance May 31, 2009	33,908,665	339,087	(310,759)	(29,028)	(700)
Issuance of common stock for services	2,020,000	20,200	0	0	20,200
Net loss 2010	0	0	0	(20,750)	(20,750)

Balance May 31, 2010	35,928,665	359,287	(310,759)	(49,778)	(1,250)

Net loss three months ended August 31, 2010	0	0	0	(15,286)	(15,286)

Balance August 31, 2010	35,928,665	$359,287	$(310,759)	$(65,064)	$(16,536)

See accompanying notes to condensed financial statements.

A Super Deal.com, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended August 31,		Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(15,286)	$(5,150)	$(65,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	0	5,050	48,525
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	15,286	100	16,536

Net cash used in operating activities	0	0	(3)

Net decrease in cash	0	0	(3)

Cash at beginning of period	0	3	3

Cash at end of period	$0	$3	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

Note D. Income Taxes

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of August 31, 2010 totals approximately $380,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024 and last until May 31, 2029.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at August 31, 2010 of approximately $380,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note E. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three months ended August 31, 2010 and 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2010 is approximately $5,000, $5,000, and $48,000, respectively.

These expenses were paid with the issuance of 0, 1,515,000 and 4,852,500 shares of common stock for the three months ended August 31, 2010 and 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2010 respectively.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended February 28, 2010 and 2009 was $0.

Total operating expenses for the three months ended August 31, 2010 was $15,286 compared to $5,150 for the three months ended August 31, 2009 resulting from the company incurring costs related to retaining a new PCAOB registered accounting firm to complete audits for May 31, 2008 2009 and 2010 and keeping the Company current with rent, transfer work, and other administrative costs.

The operations for the three months ended August 31, 2010 resulted in a net loss of $15,286 versus a net loss of $5,150 recorded in the three months ended August 31, 2009.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period May 31, 2010.  That note is hereby incorporated by reference into this Part 1, Item 2.

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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2010 Form 10-K.

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

A Super Deal.com, Inc.
Date: October 15, 2010	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)